Form 10-K
period 1996-04-30
TSX CORP
filed 1996-07-22
CIK 896560

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year ended April 30, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 001-11814

                                TSX CORPORATION

INCORPORATED IN THE STATE OF NEVADA                           IRS NO. 74-2678034

                            4849 N. MESA, SUITE 200
                             EL PASO, TEXAS  79912
                                 (915) 533-4600

        Securities Registered Pursuant to Section 12(b) of the Act: None Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.01
                                   par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                            [  ]

At July 2, 1996, the aggregate market value of common stock held by non-affiliates of the Registrant was $170,856,359.

       15,420,755 shares of common stock were outstanding at July 2, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS


PART I                                                                      PAGE
                                                                            ----
Item 1.  Business .........................................................    1

Item 2.  Properties .......................................................   12

Item 3.  Legal Proceedings ................................................   12

Item 4.  Submission of Matters to a Vote of Security Holders ..............   12

PART II

Item 5.  Market for the Registrant's Common Equity
           and Related Stockholder Matters ................................   13

Item 6.  Selected Financial Data ..........................................   14

Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ..................   14

Item 8.  Financial Statements and Supplementary Data ......................   23

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure .........................   45

PART III

Item 10. Directors and Executive Officers of the Registrant ...............   45

Item 11. Executive Compensation ...........................................   45

Item 12. Security Ownership of Certain Beneficial Owners and Management ...   45

Item 13. Certain Relationships and Related Transactions ...................   45


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..   46

SIGNATURES ................................................................   52





                                      (i)

                                     PART I

ITEM 1.      BUSINESS

TSX Corporation (TSX Corporation, its Texscan subsidiary, and subsidiaries and divisions thereto, hereinafter the "Company" or "TSX"), a Nevada corporation formed in April 1993, is a holding company formed as part of a reorganization to create a holding company structure on April 28, 1993 in which Texscan Corporation ("Texscan"), a Delaware corporation, became the wholly owned subsidiary of TSX, and the stockholders of Texscan became the stockholders of TSX, receiving shares and warrants for shares of TSX common stock in exchange for their shares of Texscan common stock. Except where the context indicates to the contrary, references to the "Company" or "TSX" herein include TSX, its predecessor (Texscan and its consolidated subsidiaries) prior to April 28, 1993 and its consolidated subsidiaries (including Texscan) on and after April 28, 1993.

COMPANY OPERATIONS
TSX operates in two industry segments: a) Cable Television Fiber and RF Distribution Segment - This segment designs and manufactures a broad line of cable television ("CATV") distribution electronics and related products which are primarily produced at the Company's plant in Cd. Juarez, Mexico; and b) Advertising Insertion Segment - This segment designs and manufactures advertising insertion electronics and character generators at the Company's facility in Salt Lake City, Utah.

References hereafter relating to markets, technology, effect of legislation, and other various aspects of the CATV industry are based upon management's best judgement and belief.

Included in this Form 10-K are "forward-looking" statements based upon the Company's good faith expectations and beliefs which the Company believes are reasonable but which may differ materially from actual results, depending upon the circumstances, and there can be no assurance that the statements of expectation or belief would result or be achieved or accomplished. Taking into account the foregoing, the actual results could differ materially from those expressed in such forward-looking statements as a result of such important factors as the Company's ability to compete with high-technology competitors which may be larger, offer more services and possess greater resources; the effects upon the Company and its customers of changes in United States and foreign trade and monetary policies, laws and regulations, political and governmental changes, inflation and exchange rates, taxes and operating conditions; and the effects of new technological developments in the Company's rapidly changing, highly competitive technological environment; and the Company's dependency on a major customer. For further information regarding such factors, see "Market Conditions," "Competitive Conditions," "Foreign Markets," "Marketing and Significant Customers," Order Input and Backlog," and "Source and Availability of Raw Materials and Components" in this Item 1.

Development of hybrid fiber coax (HFC) networks and transition from analog to compressed digital technology have had a significant impact on the CATV distribution electronics market and the advertising insertion equipment market, respectively. CATV systems' increased channel capacity, interactive (two-way) services, government legislation/regulation, and potential competition from telephony providers have prompted multiple system operators (MSO's) to deploy HFC networks to replace traditional one-way radio frequency (RF) distribution electronics. In response, the Company has focused on the continued development of distribution electronics incorporating significant fiber optic technology. Fiber optic technology provides greater potential bandwidth and better signal quality to support HFC networks that carry data and voice signals in addition to video. However, the Company believes that demand for CATV distribution electronics created by increased bandwidth necessary to deliver these revenue generating services may be offset by digital compression technology, a potential future technological advance which will decrease the amount of bandwidth required to carry a single video channel.(1)

Utilizing advanced HFC technology, CATV distribution equipment manufacturers, including the Company, have developed scalable product lines that allow MSO's and telephony providers to tailor CATV system investment to revenue opportunities as they materialize. Additionally, HFC technological advances have also focused upon achieving compliance with stringent basic telephony uninterruptible digital service requirements.

Through its own salesmen, independent representatives and distributors, the Company markets its CATV equipment worldwide principally to CATV system operators, who are able to purchase from the Company a major portion of the electronics needed to construct, operate and maintain a CATV system. Prior to fiscal 1996, the Company experienced significant growth in international business. In contrast, fiscal 1996 net sales from international business declined on reduced demand for the Company's products in the South Korean and United Kingdom markets. During fiscal 1996, 1995 and 1994, approximately 31%, 50% and 23%, respectively, of the Company's net sales from continuing operations represented net sales to customers for CATV systems outside the United States, principally in Europe, through the Company's European subsidiary, the Pacific Rim, and South America. The Company believes that international markets contain significant opportunities which may enhance net sales growth. As such, the Company continues to invest resources in marketing its products worldwide.(1) For further information regarding international markets, see "Foreign Market" below.

Historically, the CATV fiber and RF distribution segment has been the most significant business segment of the Company and has accounted for approximately 88% of the Company's net sales from continuing operations for fiscal 1996 versus 85% and 77% for fiscal 1995 and 1994, respectively. The CATV fiber and RF distribution segment generated operating income during fiscal 1996, 1995 and 1994 of $23.9 million, $16.5 million and $2.6 million, respectively.





(1) The previous sentences are forward-looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

CATV FIBER AND RF DISTRIBUTION SEGMENT ("CATV" SEGMENT)
See Note J --"Business Segments" of Notes to Consolidated Financial Statements, included in Item 8 of this Form 10-K, for financial information about the CATV fiber and RF distribution segment.

The Company designs, manufactures and/or distributes a broad line of CATV fiber optic and RF active and passive distribution electronics, headend optic transmitters, optical RF nodes, and RF and optic amplifiers. Such equipment is used by CATV system operators to amplify and distribute video and other signals.

The Company's active distribution electronics equipment have bandwidth up to 870 MHZ, passive equipment to 1,000 MHZ, and the Company sells 1310 nanometer optical transmitters and receivers and 1550 nanometer optical transmitters and amplifiers manufactured by others. The number of channels which can be carried by a CATV system is a function of the bandwidth (measured in megahertz [MHZ]) of the fiber optic and RF distribution equipment. In the U.S., a 750 MHZ system, currently the widest bandwidth system in large scale commercial operation in the U.S., can carry up to 115 video channels. The Company has emphasized the development of wider bandwidth fiber optic and RF products that will facilitate interactive services and appeal to such non-traditional service providers as telephone companies. One such product, the Gatekeeper optical node, can be used by various service providers including telephone companies and CATV operators, is compatible with analog and digital system architectures, and provides return path bandwidth management. As service providers face increased competition, services such as high speed Internet access, two-way video and telecommuting may become competitive advantages for service providers. To maintain its competitive edge, the Company has focused on marketing technology products which will strategically position the Company for growth in this competitive environment.(1)

In addition to the Company's technology focus, the Company believes it has continued to improve upon its reputation as a quality worldwide supplier of CATV distribution electronics. In May 1996, the Company received ISO 9001 certification for the CATV fiber and RF distribution segment and its Cd. Juarez, Mexico manufacturing facility. The scope of this Lloyds' Register Quality Assurance registration includes the design, manufacture, repair and service of CATV fiber and RF distribution electronics equipment and was accredited by the National Accreditation Council for Certification Bodies.

Approximately 84%, 75%, and 71% of the Company's net sales from continuing operations for fiscal years 1996, 1995, and 1994, respectively, consisted of sales of CATV fiber and RF distribution segment equipment assembled in whole or in part at the Company's facility in Cd. Juarez, Mexico.

ADVERTISING INSERTION SEGMENT
See Note J --"Business Segments" of Notes to Consolidated Financial Statements, included in Item 8 of this Form 10-K, for financial information about the advertising insertion segment.





(1) The previous sentences are forward-looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

The Company manufactures electronic advertising insertion equipment and character generators for the CATV market and other commercial applications. Advertising insertion equipment enables CATV system operators to automatically insert local commercials during network programming, thus generating local advertising revenues. These advertising revenues are a secondary income source for many CATV system operators, and the Company believes there is growth potential for the insertion product in the international market.(1)
Advertising insertion equipment is sold directly to CATV system operators and to third party ad sales companies which contract with CATV system operators for available commercial time.

Character generators provide an easy-to-use display of text and graphic images into a video format. Some models are capable of superimposing text onto live video programming. The Company's character generators are sold primarily to CATV system operators to create program guides, local information and other text display channels. Outside of the CATV market, character generator applications include electronic bulletin boards in hotels, hospitals and industrial facilities, as well as other applications.

In fiscal 1995, the advertising insertion industry moved rapidly from an analog to a digital based technology. With increased market interest in compressed digital video, the Company's product development has included digital advertising insertion products.

The Company also provides services in support of its advertising insertion segment products such as system design, field engineering, technical training seminars, and repair and testing.

DISCONTINUED OPERATIONS - SYSTEMS INTEGRATION SEGMENT
See Note K -- "Discontinued Operations" of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K, for financial information about the Systems Integration Segment.

On June 2, 1994, the Company sold the net assets of its systems integration segment, as the segment was not viewed as strategic to the future of the Company. Accordingly, the systems integration segment was reported in fiscal 1994 as discontinued operations.

MARKET CONDITIONS
The Company promotes its CATV products in domestic and international markets. Factors such as the domestic franchise renewal cycle, government legislation/regulation, and technology have had an impact on the Company's worldwide growth.

In the United States, over half of the T.V. households subscribe to CATV services, and cable passes approximately 97% of T.V. households. The industry growth experienced in the late 1970's and the early 1980's slowed through fiscal 1993, as virtually all franchises to be awarded in the U.S. had been awarded and constructed. As franchises constructed in the late 1970's and early 1980's have been renewed or reissued and rebuilt, domestic demand for CATV distribution equipment has rebounded considerably. Franchise terms





(1) The previous sentences are forward-looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

have also decreased from approximately fifteen years to ten years, and may have a positive effect on the overall demand for CATV distribution equipment. In addition, while not a material industry factor through fiscal 1996, overbuild (such that a single CATV area is serviced by more than one service provider) of existing systems by CATV operators and non-traditional service providers such as telephone companies and others may affect the overall domestic market for the Company's CATV distribution and advertising insertion products. The Company believes the future impact of franchise renewal and overbuild activity is expected to be positive, but is uncertain.(1)

Another influence on CATV distribution product demand is the effect of government legislation/regulation on the Company's principal customers, the U.S. MSOs, and international markets. In the United States, MSO's are regulated through the Federal Communications Commission (FCC) by FCC rule-making and U.S. Federal legislative laws and directives as well as certain state and local franchise authority regulations. Foreign government legislation/regulation also affects the Company's ability to successfully market CATV products.

FCC regulation, the 1992 Cable Act as amended in 1994 (the "Cable Act"), sought to decrease the amounts that could be charged for basic services and place technical standards on system performance. The Cable Act also included extensive regulations relating to must-carry, retransmission, consent rules for broadcast signals, ownership restrictions, customer service standards, tier buy-through rules, home wiring regulations, access to program requirements, and subscriber notice requirements. FCC regulations also allow MSO's to charge more for channels added to their basic service package.

In February 1996, the United States Telecommunications Act of 1996 was signed into law. Provisions of this finalized legislation which impacts cable operators and telephone companies included less restrictive cable operator rate regulations and removal of competitive barriers between cable operators and telephone companies. Although the Company believes that significant competition between cable operators and telephone companies appears to be several years away, this legislation has changed the competitive landscape of the communications industry. With both cable operators and telephone companies set to provide video, voice and data services, the Company believes this new competitive arena may increase the level of spending on communications networks.(1)

Cable television systems are generally licensed or "franchised" by local municipal or county governments and in some cases by state authorities with such franchises being given for a fixed period of time - generally ten to twelve years - with renewal largely at the discretion of the issuing franchising authority. The Company believes that recent refranchising activity indicates that local franchising authorities intend to impose more stringent requirements on cable operators with the possible effect of decreasing the time frame in which a system must be upgraded.

While factors such as the current requirements of the regulations of the FCC, the current Federal requirements as set through legislation and the current actions of state, county and





(1) The previous sentences are forward-looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

municipal governments in the franchising activity may have the effect of increasing the Company's customers' cost of doing business and/or restricting rates which the Company's customers may charge for basic services, the Company believes the overall impact of these factors in light of the United States Telecommunications Act of 1996 may be positive. However, there can be no assurance of the impact of such factors on the Company and its markets.(1)

From an international perspective, the Company believes that several foreign markets lack a regulatory framework which would allow CATV construction to proceed. However, many regulated international markets do exist, such as in Europe, South America, and the Pacific Rim, that have enabled the Company to experience sizable growth in international sales since fiscal 1994.

The Company is unable to forecast the impact of future U.S. federal, state, local, and foreign government legislation/regulation.

The Company believes advancement in CATV distribution electronics has also influenced worldwide CATV market conditions. Development of HFC networks and transition from analog to compressed digital technology have had a significant impact on the CATV distribution electronics market and the advertising insertion equipment market, respectively. The Company believes that CATV systems' increased channel capacity, interactive (two-way) services, government legislation/regulation, and potential competition from telephony providers have prompted MSO's to deploy HFC networks to replace traditional one-way RF distribution electronics. The Company believes that demand for CATV distribution electronics created by increased bandwidth necessary to deliver these revenue generating services may be offset by digital compression technology, a potential future technological advance which will decrease the amount of bandwidth required to carry a single video channel.(1)

Utilizing advanced HFC technology, CATV distribution equipment manufacturers have developed scalable product lines that allow MSO's and telephony providers to tailor CATV system investment to revenue opportunities as they materialize. Additionally, HFC technological advances have also focused upon achieving compliance with stringent basic telephony uninterruptible digital service requirements. The Company believes it is well positioned to take advantage of current opportunities created by these technological changes. However, the impact of future technological change is uncertain.(1)

COMPETITIVE CONDITIONS
The Company's CATV equipment is sold in highly competitive markets. Competition in these markets is based upon price, reliability, product offering, system architecture, delivery time, and relationships with customers. The Company believes that most of its competitors are larger, more diversified and have greater financial resources than the Company. Nevertheless, the Company believes that its technologically advanced CATV fiber optic and RF distribution electronics, as well as commitment to quality and





(1) The previous sentences are forward-looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

customer service, permit it to effectively compete in the sale of the equipment needed to construct, operate and maintain a CATV system.

CATV systems are in competition with other technologies for distributing services to subscribers including Satellite Master Antenna Television (SMATV), Direct Broadcast Satellite Service (DBS), and Multipoint Multiple Distribution Services (MMDS). The Company believes that SMATV, MMDS, and DBS are at a competitive disadvantage, as they are limited in their ability to deliver two-way service and local programming. Continuing technological advances and government legislation/regulation may also provide new sources of competition.(1)

As the telecommunications business evolves further and telephony providers seek to enter the CATV industry, the Company believes it is well positioned to take advantage of growth opportunities via advanced technology products that may generate additional value added services.(1)

FOREIGN MARKET
See Note J --"Business Segments" of Notes to Consolidated Financial Statements, included in Item 8 of this Form 10-K, for geographical segment financial information.

Several major U.S. CATV operators are expanding their businesses internationally, either on their own, or through direct equity investment in companies in the countries in which they seek to do business. Much of Europe, South America, the Middle East and Asia is not cabled and the Company believes this factor represents growth opportunities for the Company's customers, the cable system operators. The Company participates in the sale of equipment in these markets through its wholly-owned subsidiary in the United Kingdom, its distributor and market developmental partner in South Korea, its distributors serving Asia, the Middle East, mainland China, Taiwan, Australia, France, Eastern Europe, Mexico, New Zealand, and South America; the South American markets are serviced by Texscan S.A. of Argentina and Texscan do Brasil, respectively, non-affiliates in which the Company maintains a minority equity interest. Net sales to customers for CATV systems outside the U.S. for fiscal 1996 represented approximately 35% of the Company's CATV fiber and RF distribution segment net sales, and 7% of the Company's advertising insertion segment net sales.

During fiscal years 1996, 1995, and 1994, approximately 31%, 50%, and 23%, respectively, of the Company's net sales from continuing operations represented net sales to customers for CATV systems outside the United States, principally in Europe, through the Company's European subsidiary, the Pacific Rim, and South America. Prior to fiscal 1996, the Company experienced significant growth in international business. In contrast, fiscal 1996 net sales from international business declined on reduced demand for the Company's products in the South Korean and United Kingdom markets. The Company believes that international markets contain significant opportunities which may enhance net sales growth.(1) As such, the Company continues to invest resources in marketing its products worldwide.





(1) The previous sentences are forward-looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

The Company has determined the U.S. dollar to be the functional currency for its European and Mexican subsidiaries. Changes in exchange rates which affect cash flows and the related receivables and payables are recognized as gains and losses in the determination of net income. Foreign currency exchange gains (losses) aggregated less than $0.1 million, ($0.3 million) and ($0.1 million) in fiscal years 1996, 1995, and 1994, respectively. The Company's foreign operations render the Company susceptible to gains and losses from currency exchange rate fluctuations. The Company anticipates that it will continue to be susceptible to such gains and losses for the foreseeable future (see discussion in Item 7. "Management's Discussion and Analysis -- Foreign Currency Exchange Risks").(1)

MARKETING AND SIGNIFICANT CUSTOMERS
The Company markets its CATV equipment in the United States principally through salesmen employed by the Company. As of April 30, 1996, the Company employed eighteen direct sales personnel worldwide. The Company's CATV equipment is purchased by a large and diverse group of customers. During fiscal 1996, 1995, and 1994, one domestic customer, Tele-Communications, Inc., (including its subsidiaries and affiliates, "TCI") purchased equipment from both the Company's CATV fiber and RF distribution and advertising insertion segments which accounted for approximately 44%, 36%, and 32% of the Company's consolidated net sales from continuing operations, respectively.

The Company has a Master Purchase Agreement (the "Agreement"), with the largest cable TV operator in the United States (and also the largest stockholder of the Company), TCI, executed on June 21, 1993. The term of the Agreement is from January 18, 1993 to December 31, 1996. The Agreement establishes prices at which TCI is to purchase a minimum of twenty percent of TCI's total RF distribution and Optic/RF devices purchased by TCI during the term of the Agreement; no penalties accrue to TCI should TCI not purchase the percentage of equipment agreed to. TCI is not obligated to purchase any products, and the Company's obligation to sell to TCI at the prices stipulated in the Agreement is conditioned upon TCI's purchasing at least 20% of the total amount of certain specified CATV distribution equipment purchased by TCI each year during the four year term. The Company has agreed under certain circumstances not to sell its products or services covered by the Agreement for a price less than that available to TCI, except for the limited purpose of conducting special or promotional sales, in which case the Company is required to offer contemporaneously to TCI, the same pricing, volume and terms of any such special or promotional sale. The Company is uncertain of the significance of the Agreement on TCI's decision to buy the Company's products and the Company does not know if TCI has purchased 20% of its total Agreement-covered equipment needs from the Company. The Company believes the expiration of this contract in December 1996 will not have a material effect upon the Company's relationship with TCI.(1)





(1) The previous sentences are forward-looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

Sales under the Agreement have exceeded $60 million term to date. TCI presently, and prior to the Agreement, has purchased products of the type covered by the Agreement from the Company's CATV fiber and RF distribution segment. For the past several years, TCI has been the largest customer of the Company's CATV fiber and RF distribution segment (see "Contracts with TCI").

ORDER INPUT AND BACKLOG
The following table shows the Company's approximate sales backlogs from continuing operations as of the dates indicated below:

                                    Total
                                -------------
          April 30, 1996        $24.1 million

          April 30, 1995        $41.8 million

Most of the backlog at April 30, 1996 is expected to be shipped by April 30, 1997. Backlog represents orders for products which are cancelable generally without penalty.

During fiscal 1996, consolidated order input decreased 22% from the prior year period on reduced demand for the Company's CATV fiber and RF distribution products in the South Korean and United Kingdom markets. Worldwide CATV fiber and RF distribution segment order input decreased 25% during the same period, with order input originating from customers for CATV systems outside the United States accounting for a 67% decline. Compared to the prior year, domestic demand for the Company's CATV fiber and RF distribution products remained strong.

During the last three months of fiscal 1996, the Company's worldwide order input reflected improvement with an average of $9.5 million per month. The Company believes that international markets contain significant opportunities which may enhance net sales growth.(1) As such, the Company continues to invest resources in marketing its products worldwide.

RESEARCH AND DEVELOPMENT
The Company is engaged in on-going engineering, research and development activities in conjunction with new and existing products. During fiscal years 1996, 1995, and 1994, the Company spent in continuing operations approximately $3.6 million, $2.8 million and $2.2 million, respectively, in connection with the development of new products and the improvement, modification and enhancement of existing products. As of April 30, 1996, the Company employed fifty-three full-time professional engineers and technicians with expertise in a variety of fields, including broadband communications, electronic display technology, data communications, fiber communications and systems, analog signal processing, microprocessor techniques and microcomputer software. Such personnel divide their time between the development of new products and the improvement and cost reduction of existing products. From time to time the Company employs the services of engineering consultants in connection with research and development.





(1) The previous sentences are forward-looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

TRADEMARKS, TRADE NAMES AND PATENTS
The Company markets its products under the Texscan, T-Series, Pathmaker Plus+, PAL, GLAS-PAL, Flamethrower, TEMS, Prism, Pathmaker, ComSerter, editExpress, Spectragen and Gatekeeper names. The Company holds several patents relating to CATV equipment. However, the Company believes that these patents will not significantly deter development of competitive products.(1)

SOURCE AND AVAILABILITY OF RAW MATERIALS AND COMPONENTS
The Company's source of raw materials and components are provided by a widely dispersed supplier base. Any future changes in tariffs, duties, U.S. Trade treaties, fluctuations in monetary exchange rates, or changes in import quotas could have an adverse effect on the cost or availability to the Company of the raw materials and components presently being imported from foreign sources. Moreover, material shortages of fuel or other types of energy could have an adverse effect on the cost or availability to the Company of a limited number of parts or materials which contain petrochemicals or could result in a significant increase in utility costs.

EMPLOYEES
As of April 30, 1996, the Company's continuing operations had 925 full-time employees, none of whom was covered by a collective bargaining agreement. The Company regards its relations with its employees as satisfactory. Most U.S. employees are covered by group life, disability, health, dental and accident insurance policies.

CONTRACTS WITH TCI
Pursuant to an Investment Agreement (the "Investment Agreement") dated March 14, 1994 between the Company and TCI, TCI purchased on March 14, 1994, from the Company 6,327,000 shares of common stock of the Company for a cash purchase price of approximately $12.4 million. The shares purchased by TCI in the transaction represented 49% of the Company's outstanding common stock upon completion of the transaction. At July 2, 1996, TCI beneficially owned approximately 43% of the common stock of the Company. As part of the Investment Agreement, the Company effected a short-term borrowing from TCI of $4.6 million pursuant to an unsecured promissory note (the "Note") dated March 14, 1994, payable by the Company to TCI. The Note was repaid in full on January 17, 1995. The Company used the proceeds from the sale to TCI of the common stock and the Note to retire debt to noteholders.

The Investment Agreement grants TCI the right to appoint two (2) members of the Company's five (5) member Board of Directors, as long as TCI holds 25% or more of the Company's outstanding common stock; if TCI should hold less than 25% of the Company's outstanding common stock TCI has the right to appoint only one director. Two representatives of TCI presently serve on the Board of Directors of the Company. In addition, the Investment Agreement provides that the Company must obtain supermajority (4 of 5) approval of the Board of Directors to: (a) incur additional liabilities (except for trade payables in the ordinary course of business) including debt for borrowed money in excess of $5 million per year; (b) issue any capital stock or the right to acquire capital stock of the Company except with respect to certain existing warrants and options; (c) remove the chief





(1) The previous sentences are forward-looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

executive officer of the Company or make a change in the number of directors of the Company; (d) declare or pay any dividend or distribution on its capital stock other than a dividend solely in the form of shares of its capital stock;
(e) sell a material portion of the assets of the Company or any Company subsidiary or merge the Company or any Company subsidiary with another entity; (f) engage in transactions between the Company (or any Company subsidiary) and officers or directors of the Company which exceed $1 million; (g) acquire or enter into any kind of business other than the kind of business currently carried on by the Company and its subsidiaries; (h) make any repurchase or redemption of any shares of its capital stock; (i) amend the Company's Articles of Incorporation or Bylaws; or
(j) make capital expenditures in excess of $2 million per transaction or series of related transactions.

The Investment Agreement provides for certain preemptive rights to TCI to maintain its percentage equity interest in the Company by purchasing additional shares of common stock and convertible securities, rights, and options, as when the Company issues additional shares of common stock and securities convertible into or exchangeable or exercisable for additional shares of common stock or rights or options to subscribe for or to purchase additional shares of common stock, except with respect to additional shares of common stock issued by the Company (i) as a stock dividend, (ii) upon subdivision or combination of shares of common stock and (iii) pursuant to (A) rights, warrants and options in existence prior to the date of the Investment Agreement, or (B) qualified employee incentive stock options which may be from time to time granted by the Company. The purchase price to be paid by TCI upon exercise of its preemptive rights is to be equal to the consideration paid by the third party purchasers or the fair market value thereof in case of property as consideration. At July 2, 1996, options to purchase 595,248 shares of common stock of the Company have been granted to TCI pursuant to the Investment Agreement.

The Investment Agreement requires the Company to amend, at TCI's request, the Company's Articles of Incorporation and Bylaws to the extent that they are inconsistent or silent with respect to the provisions of the Investment Agreement regarding nomination, election, and meeting of directors, supermajority board approval, and preemptive rights, and the Company expects that such provisions may require, if requested by TCI, minor conforming amendments to the Articles of Incorporation and Bylaws. Any amendments to the Articles of Incorporation would require approval of the Company's stockholders.

As part of the transactions between the parties, the Company granted TCI and its permitted transferees certain rights entitling TCI and its permitted transferees to require the Company to register the shares purchased by TCI under the Investment Agreement and any and all shares or other securities issued by the Company in exchange for or in respect of such shares. The Company is obligated to pay all costs and expenses in connection with registration of such shares, including counsel fees, but excluding brokerage commissions and underwriting discounts. Each of the Company and TCI indemnify the other, upon customary terms and conditions, in respect of any registration of such shares.

The Investment Agreement and the obligations of the parties thereunder terminate upon the earlier to occur of (i) written consent of the Company and TCI, (ii) the 20th anniversary date of the Investment Agreement (iii) at such time as TCI ceases to hold at least 20% of the outstanding shares of the Company's common stock.

TCI is the largest single stockholder of the Company. By virtue of its share ownership position and the rights granted to TCI under the Investment Agreement, TCI may, under the rules of the Securities and Exchange Commission, be deemed to be a controlling person of the Company.

ITEM 2. PROPERTIES

TSX's principal facilities are listed below:

                           Approximate
                           Floor Area                                    Industry
  Location                (Square Feet)         Use                      Segment
  --------                -------------         ---                      -------
Cd. Juarez, Mexico            149,000     Production facility,      CATV Fiber and RF
  (Owned)                                 general offices, and      Distribution
                                          warehousing.

El Paso, Texas                  4,000     Corporate headquarters.   --------------------
 (Leased through
  March 1998)

Salt Lake City, Utah           29,000     Production facility.      Advertising Insertion
  (Leased through
  May 1998)

Chesham, Buckinghamshire       12,000     Sales, service, and test  CATV Fiber and RF
  England (Owned)                         facility.                 Distribution and
                                                                    Advertising Insertion.

TSX regards its existing facilities as adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS
The Company is not a party to any material existing or, to its knowledge, threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The stockholders of the Company have not been requested to vote on any matter during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

STOCK SPLITS
On November 4, 1994 and July 18, 1996, the Company distributed a two-for-one stock split of its common stock effected in the form of a 100% stock dividend and a three-for-two stock split of its common stock effected in the form of a
50% stock dividend, respectively.   All share and per share amounts reported
herein and elsewhere in this Form 10-K have been adjusted to reflect the effect of the two-for-one and three-for-two stock splits.

MARKET INFORMATION
Effective May 2, 1995, the Company listed its common stock for trading on the Nasdaq/National Market System. During fiscal 1995, the Company's common stock had been listed for trading on the American Stock Exchange (the "AMEX"). The following table includes, by quarters, the AMEX and Nasdaq/National Market System high and low closing sale prices of the Company's common stock during fiscal 1995 and fiscal 1996, respectively.

Fiscal 1996                                    High                      Low
- -----------                                   -----                      ----
    First Quarter                        $ 16-11/64                 11-53/64
    Second Quarter                               19                       13
    Third Quarter                          15-43/64                 11-11/64
    Fourth Quarter                         15-53/64                 11-11/64

Fiscal 1995
- -----------
    First Quarter                        $   5-7/16                  4-11/64
    Second Quarter                         13-43/64                    4-1/2
    Third Quarter                          15-43/64                   10-1/2
    Fourth Quarter                         12-53/64                    9-3/4

HOLDERS
As of July 15, 1996 there were approximately 2,800 beneficial owners of the Company's common stock and there were approximately 200 holders of record, including participants in security position listing.

DIVIDENDS
The Company has not paid dividends on its common stock for the last five fiscal years. Future dividend payments must be funded from the proceeds of dividends paid to TSX by its subsidiaries. It is the present policy of the Company's Board of Directors to retain any future earnings to finance growth and development of TSX's business and/or to retire future Company debt. Any future dividend payments will be made at the discretion of the Board of Directors, subject to the terms of the Investment Agreement (see Item I, "Business -- Contracts with TCI") and subject to terms of the Credit Agreement with Texas Commerce Bank (see Item 7,"Management's Discussion and Analysis of Financial Condition and Results of Operations -- Bank Revolving Credit Agreement") and will depend upon factors the Board may deem relevant, including but not limited to, TSX's financial condition, capital requirements, earnings and liquidity.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data are derived from the consolidated financial statements of TSX and its subsidiary. The consolidated financial statements of TSX and its subsidiary as of April 30, 1996 and 1995 and for each of the years in the three-year period ended April 30, 1996, and the independent auditors' reports thereon, are included in Item 8 of this Form 10-K.

                                                                  YEARS ENDED APRIL 30
                                                               --------------------------
                                                 1996        1995         1994        1993          1992
                                                 ----        ----         ----        ----          ----
                                                      (Expressed in Thousands, Except per Share Data)
Net Revenue*  . . . . . . . . . . . . .      $ 92,640       72,421      37,681      34,575        35,500
Income (Loss) from continuing
operations  . . . . . . . . . . . . . .        16,378        8,452          45      (6,938)       (2,642)
Net Income (Loss) . . . . . . . . . . .        16,378        8,452         408      (6,054)         (813)
Income (Loss) from continuing
operations per share  . . . . . . . . .          1.02          .55         .01       (1.05)         (.40)
Net Income (Loss) per share . . . . . .          1.02          .55         .05        (.92)         (.12)
Total Assets  . . . . . . . . . . . . .        69,077       41,536      28,281      28,825        32,759
Long-Term Debt  . . . . . . . . . . . .            --           --          --      16,900        16,900

   See Item 7, below.
*  Net sales from continuing operations.

For the periods presented in the above selected financial data, the Company did not declare or pay cash dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
In June, 1994, the Company disposed of its systems integration business segment (previously known as fiber optic systems segment). The financial statements presented as of and for the year ended April 30, 1994, in accordance with generally accepted accounting principles, eliminate the effect of this segment from financial statement line items, except as set forth in those identified as relating to discontinued operations.

FISCAL 1996 COMPARED WITH FISCAL 1995
For fiscal 1996, the Company reported record operating results, as strong domestic demand for the Company's CATV fiber and RF distribution products increased consolidated net sales and net income 28% to $92.6 million and 93% to $16.4 million, respectively, from fiscal 1995. For the same period, the CATV fiber and RF distribution segment reported a net sales increase of 31%, while the advertising insertion segment posted a 10% increase. Additionally, CATV fiber and RF distribution and advertising insertion segments' operating income increased 45% and over 100%, respectively.

International demand for the Company's products, principally in the South Korean and United Kingdom markets, weakened as net sales to customers for CATV systems outside the United States declined to 31% of consolidated net sales versus 50% for fiscal 1995. The percentage of net sales to customers for CATV systems outside the U.S. declined from prior year 57% to 35% of the Company's CATV fiber and RF distribution segment net sales, and prior year 8% to 7% of the Company's advertising insertion segment net sales.

Consolidated order input decreased 22% from fiscal 1995 on reduced demand for the Company's CATV fiber and RF distribution products in the South Korean and United Kingdom markets. Worldwide CATV fiber and RF distribution segment order input decreased 25% during the same period, with order input originating from customers for CATV systems outside the United States accounting for a 67% decline. Advertising insertion segment worldwide order input was relatively unchanged. The Company's year end backlog declined to $24.1 million from $41.8 million in fiscal 1995. For further information on international markets, see "Foreign Market" above.

During the last three months of fiscal 1996, the Company's worldwide order input reflected improvement with an average of $9.5 million per month. From the Company's perspective, there appears to be a renewed surge in the international marketplace.(1)

Consolidated gross profit improved to 43% from 42% for fiscal 1995 primarily due to the increased CATV fiber and RF distribution segment's sales volume over the Company's fixed cost base. Fiscal 1996 advertising insertion segment gross profit percentage was up slightly compared to the prior year. Price increases of varying percentages depending upon product lines were instituted in fiscal 1996, the average of these being less than 5%; much of the price increases were offset by increased costs in overhead and material. The Company estimates that sales price increases, net of underlying cost increases, caused gross profit to increase by less than one percentage point.

Fiscal 1996 consolidated operating expenses (engineering, sales, general and administrative) of 20% of net sales declined from 21% in the prior year due to increased volume.

Operating income of $21.3 million is substantially improved from prior year operating income of $14.7 million, on the strength of increased net sales and improved gross profit as discussed above.

Interest income for the Company net of interest expense at $0.6 million, is $0.7 million more than prior year. During fiscal 1996, the Company's interest income from cash equivalents increased significantly over prior year due to the sizable increase in investable cash provided by operating activities. Additionally, fiscal 1996 interest expense decreased markedly from prior year as the Company became debt free upon third quarter of fiscal 1995 repayment of all non-trade creditor debt.

The Company recorded net income of $16.4 million in fiscal 1996, compared to prior year net income of $8.5 million. The net income improvement is principally a result of the net sales and gross profit improvement discussed above and reduction in the valuation allowance for the tax asset discussed below.





(1) The previous sentences are forward-looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

See "Segment and Geographical Operating Information" below, for a comparison of sales, gross profit, operating expenses and operating income, net of intercompany eliminations by industry segment and geographic area for fiscal 1996 and 1995.

TAX ASSET: The Company has recorded on its balance sheets for fiscal years ended April 30, 1996 and 1995 net deferred tax assets of $2.4 million and $0, respectively. Prior to the quarter ended January 27, 1996, a valuation allowance had been recognized to offset all deferred tax assets. The benefit associated with these deferred tax assets had not been recognized due to a lack of history of taxable earnings and uncertainties surrounding the utilization of the related deductions and net operating loss carryforwards.

During the quarter ended January 27, 1996, management determined that earnings of the Company would more likely than not be sufficient to realize deferred tax assets of $3.8 million. Accordingly, a valuation allowance reduction was recorded and reflected as a $2.5 million reduction in tax expense and a $1.3 million direct credit adjustment to equity. The net impact of the valuation allowance reduction, and a one time third quarter $0.5 million state tax provision recorded by the Company, increased the quarter net income by $2.0 million or $0.12 per share. The valuation allowance was also reduced $0.8 million in the quarter ended April 30, 1996 as a credit to equity. The valuation allowance was reduced to the extent deferred tax assets are expected to be realizable over the subsequent three years as a result of fiscal 1996 taxable earnings.

As of April 30, 1996, gross deferred tax assets were comprised of realizable deferred tax assets of $5.6 million and fully reserved deferred tax assets of $4.8 million, which principally related to U.S. federal and state net operating loss carryforwards, not considered probable of realization within the next three fiscal years .

The Company will continue to review the deferred tax asset valuation allowance on a quarterly basis and make adjustments as appropriate. While there can be no assurance that taxable earnings will be realized in fiscal 1997 and fiscal 1998, a continuance of current trends would support this possibility. Should the Company record material taxable earnings in the next years, the $4.8 million valuation allowance at fiscal year end 1996 would be reduced or eliminated. Approximately $2.1 million of valuation allowance elimination would be a direct equity adjustment and would not affect the Company's statement of income nor earnings per share. Approximately $2.7 million of valuation allowance elimination would be reflected as a reduction in tax expense, a corresponding increase in net income, and an increase in earnings per share.

Included among the $2.7 million of deferred tax assets for which the reduction of the valuation allowance would positively affect income are $0.2 million relating to deferred compensation and $2.1 million relating to net operating loss carryforwards which are post-quasi-reorganization and which can be utilized from eight to thirteen years from year end fiscal 1996.

There can be no assurances that reduction in the valuation allowance for such deferred tax assets will be recognized as there can be no assurance of future taxable earnings.

During fiscal 1996, tax deductible expenses not reflected on the Company's income statement were derived from gains attributable to exercising parties for employee stock options and Allen & Company warrants which had been exercised during the fiscal year, thereby offsetting taxable income that would have otherwise resulted. The benefit of this tax deduction was recorded as an increase to additional paid-in capital.

The Company is in the process of establishing a legal structure to take advantage of lower income tax rates available in certain countries having tax treaties with the U.S. The Company anticipates establishing a subsidiary in a country with a tax rate substantially lower than the U.S., the effect of which is likely to be a reduction of the Company's tax rate(1).

FISCAL 1995 COMPARED WITH FISCAL 1994
The Company's fiscal 1995 consolidated net income of $8.5 million increased twenty-fold over the prior year on the strength of CATV fiber and RF distribution segment performance. Consolidated net sales increased 92% to $72.4 million from fiscal 1994 on a combined CATV fiber and RF distribution and advertising insertion segments' net sales increase of 112% and 23%, respectively. Net sales increased primarily due to sales to customers for CATV outside the United States, up 318% for the year, and a 25% increase in domestic sales. Operating income for the CATV fiber and RF distribution segment improved 543% over the prior year, however advertising insertion segment operating income decreased 91%.

Domestic and international demand for the Company's CATV fiber and RF distribution segment products was fueled by a substantial increase in domestic CATV system construction over the prior year and strong demand in Europe, the Pacific Rim, and South America. Net sales to customers for CATV systems outside the United States for fiscal 1995 represented 57% of the CATV fiber and RF distribution segment net sales. Advertising insertion segment net sales were also influenced by international demand as 8% of net sales were made to customers for CATV systems outside the United States. Domestic demand for the advertising insertion segment's products improved during fiscal 1995. Technology transition from analog to a digital solution continued to be a focal point in the advertising insertion marketplace. The segment's digital advertising insertion product was successfully installed in Houston, Texas in early fiscal 1995, and the Company believed it to be the industry's first large-scale digital installation.

Consolidated fiscal 1995 order input increased 109% over the prior year as CATV fiber and RF distribution segment order input increased 139% during the same period. International business was largely responsible for this performance with 52% of the CATV fiber and RF distribution segment's order input originating from customers for CATV systems outside the United States. Strong order input fueled year end backlog which reached $41.8 million for 1995, compared to $17.5 million for the prior year. In response to increased demand for the Company's products, CATV fiber and RF distribution segment manufacturing capacity expansion had been ongoing throughout fiscal 1995.

Fiscal 1995 consolidated gross profit of 42% significantly improved over fiscal 1994 gross profit of 32%. The CATV fiber and RF distribution segment's performance was responsible for the gross profit improvement as there was increased volume efficiencies and a greater mix of more profitable CATV fiber optic products. Advertising insertion segment gross profit





(1) The previous sentences are forward-looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

percentage was down slightly compared to the prior year. Price increases of varying percentages depending upon product lines were instituted in fiscal 1995, the average of these being less than 5%; much of the price increases were offset by increased costs in overhead and material. The Company estimates that sales price increases, net of underlying cost increases, caused gross profit to increase by less than two percentage points.

Fiscal 1995 consolidated operating expenses (engineering, sales, general and administrative) of 21% of net sales declined from 29% (net of unusual items) in the prior year due to increased volume.

Fiscal 1994 had recorded unusual items of $0.8 million due to an excess provision for restructure which was originally recorded in fiscal 1993 (reversal). There were no unusual items of income or expense reported for fiscal 1995.

Operating income of $14.7 million was substantially improved from prior year operating income of $2.0 million, on the strength of increased net sales and improved gross profit as discussed above.

Interest expense for the Company net of interest income at $0.1 million, was $1.6 million less than prior year. In the fourth quarter of fiscal 1994, the Company repaid its long-term debt and increased its non-trade creditor debt from $0 to $4.6 million, resulting in a net decrease in the Company's debt of $12.3 million. These actions coupled with the fiscal 1995 third quarter repayment of the non-trade creditor debt to TCI substantially reduced fiscal 1995 interest expense as compared to the prior year.

For its discontinued operations the Company incurred a fiscal 1994 operating loss of $0.1 million and a loss on its sale of its discontinued operations of $0.2 million. Discontinued operations did not impact fiscal 1995 operating results.

As described in Item 1 "Business -- Contracts with TCI," in fiscal 1994 the Company sold 49% of its common shares to TCI for strategic purposes and borrowed $4.6 million which was repaid in the third quarter of fiscal 1995.

The Company recorded net income of $8.5 million in fiscal 1995, compared to prior year net loss of $0.4 million. The net income improvement was the result of the net sales and gross profit improvement discussed above.

See "Segment and Geographical Operating Information" below, for a comparison of sales, gross profit, operating expenses and operating income, net of intercompany eliminations by industry segment and geographic area for fiscal 1995 and 1994.


TAX ASSET: The Company recorded on its balance sheets for fiscal years ending April 30, 1995 and 1994, deferred tax assets which were offset 100% by a valuation allowance, thereby causing their net asset value, as of both balance sheet dates, to be zero (0). Such offsetting valuation allowance was a result of the Company not having taxable domestic income for fiscal years 1995, 1994, 1993, and 1992. In the absence of any history of taxable earnings, it was prudent for the Company to fully reserve its deferred tax asset.

During fiscal 1995, tax deductible expenses not reflected on the Company's income statement were derived from gains attributable to exercising parties for employee stock options and Allen & Company warrants which had been exercised during the fiscal year, thereby offsetting taxable income that would have otherwise resulted. The benefit of this tax deduction was recorded as an increase to additional paid-in capital.

SEGMENT AND GEOGRAPHICAL OPERATING INFORMATION
Set forth below is information concerning sales, gross profit, operating expenses and operating income, net of intercompany eliminations, by industry segment and geographic area for fiscal 1996, 1995, and 1994.

Business Segment Information:         1996        1995        1994
- -----------------------------       --------    --------    --------
Net Sales: (In Thousands)
  Advertising Insertion             $ 11,581      10,505       8,526
  CATV Fiber and RF Distribution      81,059      61,916      29,155
                                    --------    --------    --------
                                    $ 92,640      72,421      37,681
                                    ========    ========    ========
Gross Profit:
  Advertising Insertion                4,366       3,664       3,188
  CATV Fiber and RF Distribution      35,654      26,407       8,945
                                    --------    --------    --------
                                    $ 40,020      30,071      12,133
                                    ========    ========    ========
Operating Expenses:
  Advertising Insertion                3,357       3,634       2,849
  CATV Fiber and RF Distribution      11,765       9,913       6,379
  Corporate                            3,642       1,808         912
                                    --------    --------    --------
                                    $ 18,764      15,355      10,140
                                    ========    ========    ========
Operating Income (Loss):
  Advertising Insertion                1,010          30         339
  CATV Fiber and RF Distribution      23,888      16,494       2,566
  Corporate                           (3,642)     (1,808)       (912)
                                    --------    --------    --------
                                    $ 21,256      14,716       1,993
                                    ========    ========    ========
Geographical Segment Information:
- ---------------------------------
Net Sales:
  U.S                                 85,777      60,805      35,063
  Europe                               6,863      11,616       2,618
                                    --------    --------    --------
                                    $ 92,640      72,421      37,681
                                    ========    ========    ========
Gross Profit:
  U.S                                 38,393      27,364      11,617
  Europe                               1,627       2,707         516
                                    --------    --------    --------
                                    $ 40,020      30,071      12,133
                                    ========    ========    ========
Operating Expenses:
  U.S                                 17,649      14,407       9,962
  Europe                               1,115         948         178
                                    --------    --------    --------
                                    $ 18,764      15,355      10,140
                                    ========    ========    ========
Operating Income (Loss):
  U.S                                 20,744      12,957       1,655
  Europe                                 512       1,759         338
                                    --------    --------    --------
                                    $ 21,256      14,716       1,993
                                    ========    ========    ========

As required for the above table of Geographical Segment Information, see Item 8 Note J -- "Business Segments," of Notes to Consolidated Financial Statements, Non-U.S. sales, gross profit, operating expenses and operating income (loss) are those which relate to activity performed by/through personnel/offices located outside the U.S. References to Non-U.S. sales in Item 1 through Item 7 of this 10-K are based upon the location of the CATV systems for which the Company's equipment is being used.

FOREIGN CURRENCY EXCHANGE RISKS
The Company recognizes the U.S. dollar as the functional currency of its United Kingdom and Mexico subsidiaries. For fiscal year 1996 and 1995, approximately $0.1 and $0.4 million of the Company's net sales were denominated in British pounds; correspondingly, approximately $1.2 million of the Company's costs and expenses were denominated in British pounds and approximately $5.0 and $4.9 million in Mexican pesos, respectively.

The Company does not employ hedging to set the relationship of costs and expenses to sales in foreign currencies. For financial reporting, changes in exchange rates which affect cash flows and the related receivables and payables are recognized as gains and losses in the determination of net income. Foreign currency exchange gains (losses) aggregated $16,000, ($271,000) and ($134,000) in fiscal years 1996, 1995, and 1994, respectively.

The Company believes that it will experience limited foreign currency risk during periods in which costs incurred in British pounds essentially remain relatively minor compared to the Company's net sales and in periods during which the British pound and Mexican peso remain relatively stable against the U.S. dollar. No assurances can be made that the Mexican peso or British pound will remain relatively stable against the U.S. dollar or that the matching of cost and expenses versus sales for British pounds will occur. The Company anticipates that it will remain susceptible to gains and losses on currency exchange rate fluctuations for the foreseeable future.(1)

During the period from December 1994 through April 1996, the Mexican peso devalued from a high of 3.45 pesos/dollar to a low of 7.92 pesos/dollar. Such devaluation was materially offset by inflation in pesos. The net impact of the devaluation was positive, though not material to the Company.

The Company believes any exposure in the normal course of business caused by foreign exchange fluctuation should be less than $0.5 million; this estimate excludes consideration of the impact of hyper-inflation in Mexico or in the United Kingdom should such occur. Also, this estimate of the impact of foreign exchange fluctuations is based upon the actual currency fluctuation experienced by the Company in the last three years and is based upon the relationship of sales, and cost and expenses for the UK pound as stated above.(1)

LIQUIDITY AND CAPITAL RESOURCES
Management believes that with $21.7 million of cash at April 30, 1996 the Company has adequate cash to meet its operating needs through fiscal year ending April 30, 1997. Cash provided by operating activities and sale of common stock, in connection with options and warrants exercised, contributed to a $14.4 million cash improvement over the prior year. Working capital increased to $42 million at fiscal 1996 year-end from $24 million at fiscal 1995 year-end primarily due to increased cash and CATV fiber and RF distribution segment increased working capital in support of higher sales volume.

For the last five fiscal years, the Company has not paid dividends. Future dividend payments by TSX must be funded from the proceeds of dividends paid to TSX by its Texscan subsidiary or subsidiaries acquired in the future. It is the present policy of TSX's Board of Directors to retain any future earnings of TSX to finance development of TSX's business and/or to retire any future debt. No dividend payments are anticipated within the foreseeable future.

(1) The previous sentences are forward - looking statements, see "Company Operations" at page one for assumptions and risk factors that may affect actual results.

The Company believes it will continue to be able to obtain borrowing necessary to meet its future cash needs should it continue to operate profitably.

The Company has no commitments for capital expenditures for amounts which are not comparable to commitments made in prior fiscal years in the ordinary course of business.

BANK REVOLVING CREDIT AGREEMENT: Effective September 15, 1995, the Company has a bank Revolving Credit Agreement (the "Credit Agreement") which permits borrowings of up to $9.0 million bearing interest at a minimum floating prime to a maximum of prime plus 0.5%, determined by the Company's debt to tangible net worth ratio, secured under a borrowing base formula by the Company's inventory and accounts receivable, and expiring August 31, 1996. The Credit Agreement contains various covenants and conditions which are customary in transactions of this type and, in particular, prohibit the purchase or redemption of the Company's common stock or the payment of dividends or any other distributions to stockholders; prohibit debt- financed acquisitions without the prior consent of the Bank, unless the debt is subordinated to indebtedness to the Bank, or acquisitions in which the Company is not the surviving entity; and provide for certain minimum net worth and financial ratios requirements. The Company was in compliance with such covenants at April 30, 1996 and has to date made no borrowings whatsoever under the Credit Agreement. The Company will seek a one year extension of the Credit Agreement on substantially the same terms and believes the extension will be obtained although the Bank presently is not committed to do so.

IMPACT OF INFLATION: The Company was not materially affected by inflation during fiscal 1996, 1995, and 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
TSX Corporation:

We have audited the consolidated financial statements of TSX Corporation and subsidiary as listed in Item 14(a)(1) of the Annual Report on Form 10-K. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14(a)(2) of the Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TSX Corporation and subsidiary as of April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended April 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                           KPMG PEAT MARWICK LLP


El Paso, Texas
June 17, 1996

CONSOLIDATED BALANCE SHEETS
TSX CORPORATION AND SUBSIDIARY

                                     ASSETS

                                                                     April 30
                                                                     --------
                                                                 1996        1995
                                                               --------    --------
                                                             (Expressed in Thousands,
                                                                Except Share Data)
CURRENT ASSETS
    Cash and cash equivalents ..............................   $ 21,688       7,294
    Trade and other receivables, less allowances of $335
      at April 30, 1996 and $246 at April 30, 1995 .........     19,645      10,997
    Inventories, net .......................................     12,041      10,817
    Other current assets ...................................        853         940
    Income tax receivable ..................................       --         2,900
    Deferred income tax, net ...............................        959        --
                                                               --------    --------
        TOTAL CURRENT ASSETS ...............................     55,186      32,948
   PROPERTY, PLANT AND EQUIPMENT, NET ......................      9,192       7,628
   DEFERRED INCOME TAX, NET ................................      3,813        --
   OTHER ASSETS, NET .......................................        886         960
                                                               --------    --------
                                                               $ 69,077      41,536
                                                               ========    ========


               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable ..........................................   $  3,545       3,388
 Warranty reserve ..........................................        169         315
 Accrued expenses:
   Salaries, wages and commissions .........................      1,730       1,843
   Reorganization reserve ..................................       --           321
   Taxes payable ...........................................      3,841       1,500
   Restructure reserve .....................................        108         108
   Deferred income tax, net ................................      2,336        --
   Other ...................................................      1,431       1,386
                                                               --------    --------
     TOTAL CURRENT LIABILITIES .............................     13,160       8,861
DEFERRED INCOME TAX, NET ...................................          6        --
                                                               --------    --------
     TOTAL LIABILITIES .....................................     13,166       8,861
                                                               --------    --------
COMMITMENTS AND CONTINGENCIES ..............................       --          --
STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, authorized 10,000,000
     shares, none issued and outstanding ...................       --          --
 Common stock, $.01 par value, authorized 20,000,000
     shares, 15,350,615 issued and outstanding at
     April 30, 1996 and 14,356,197 at April 30, 1995 .......        154         144
 Additional paid-in capital ................................     34,487      27,635
   Retained earnings from December 11, 1987 ................     21,469       5,095
   Cumulative foreign currency adjustment ..................       (199)       (199)
                                                               --------    --------
                                                                 55,911      32,675
                                                               --------    --------
                                                               $ 69,077      41,536
                                                               ========    ========




                See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
TSX CORPORATION AND SUBSIDIARY



                                                                         Years Ended April 30
                                                                         --------------------
                                                                  1996           1995            1994
                                                              ------------   ------------    ------------
                                                                       (Expressed in Thousands
                                                                          Except Share Data)
Net sales .................................................   $     92,640         72,421          37,681
Cost of sales .............................................         52,620         42,350          25,548
                                                              ------------   ------------    ------------
Gross profit ..............................................         40,020         30,071          12,133
Engineering, research and development expenses ............          3,640          2,789           2,216
Selling and administrative expenses .......................         15,124         12,566           8,683
Unusual item of income ....................................           --             --              (759)
                                                              ------------   ------------    ------------
  INCOME FROM OPERATIONS ..................................         21,256         14,716           1,993
Interest income ...........................................            649            231              23
Interest expense ..........................................           --             (293)         (1,712)
Other income net of other expense .........................            131             75              74
Foreign currency exchange gain (loss) .....................             16           (271)           (134)
                                                              ------------   ------------    ------------
  INCOME FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY GAIN AND PROVISION FOR INCOME
    TAXES .................................................         22,052         14,458             244
Provision for income taxes ................................          5,674          6,006             199
                                                              ------------   ------------    ------------
  INCOME FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY GAIN ....................................         16,378          8,452              45
Discontinued operations:
  INCOME FROM DISCONTINUED OPERATIONS (LESS
    PROVISION  FOR INCOME TAXES OF $80) ...................           --             --               156
  LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS (LESS
    INCOME TAX BENEFIT OF $165) ...........................           --             --              (320)
                                                              ------------   ------------    ------------
  INCOME (LOSS) BEFORE EXTRAORDINARY GAIN .................         16,378          8,452            (119)
Extraordinary gain - early extinguishment of debt
  (less provision for income taxes of $272) ...............           --             --               527
                                                              ------------   ------------    ------------
  NET INCOME ..............................................   $     16,378          8,452             408
                                                              ============   ============    ============

Per share data -- fully diluted
Income from continuing operations before extraordinary gain   $       1.02           0.55            0.01
Loss from discontinued operations .........................           --             --             (0.02)
Extraordinary gain - early extinguishment of debt .........           --             --              0.06
                                                              ------------   ------------    ------------
Net income per share ......................................   $       1.02           0.55            0.05
                                                              ============   ============    ============
Weighted average shares and common stock
  equivalents outstanding .................................     16,068,947     15,302,142       7,859,805
                                                              ============   ============    ============





                See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
TSX CORPORATION AND SUBSIDIARY
(Expressed in Thousands Except Share Data)

                                                               Additional    Retained     Foreign
                                          Common Stock          Paid-in      Earnings     Currency
                                       Shares       Amount      Capital      (Deficit)   Translation       Total
                                     ----------   ----------   ----------   ----------   -----------    ----------
Balances at April 30, 1993            6,585,675   $       66        7,771       (3,718)         (304)        3,815
Issuance of stock to Tele-
  Communications, Inc. for cash       6,327,000           63       12,370          (42)         --          12,391
Charge in lieu of tax                      --           --            167         --            --             167
Foreign currency translation
   adjustment                              --           --           --           --              19            19
Net income                                 --           --           --            408          --             408
                                     ----------   ----------   ----------   ----------    ----------    ----------
Balances at April 30, 1994           12,912,675          129       20,308       (3,352)         (285)       16,800
Stock options/warrants exercised      1,443,522           15        2,614           (5)         --           2,624
Charge in lieu of tax                      --           --            255         --            --             255
Foreign currency translation
   adjustment                              --           --           --           --              86            86
Tax benefit related to exercise of
   stock options/warrants                  --           --          4,458         --            --           4,458
Net income                                 --           --           --          8,452          --           8,452
                                     ----------   ----------   ----------   ----------    ----------    ----------
Balances at April 30, 1995           14,356,197          144       27,635        5,095          (199)       32,675
Stock options/warrants exercised        994,418           10        1,550           (4)         --           1,556
Charge in lieu of tax                      --           --          2,044         --            --           2,044
Tax benefit related to exercise
   of stock options/warrants               --           --          3,258         --            --           3,258
Net income                                 --           --           --         16,378          --          16,378
                                     ----------   ----------   ----------   ----------    ----------    ----------
Balances at April 30, 1996           15,350,615   $      154       34,487       21,469          (199)       55,911
                                     ==========   ==========   ==========   ==========    ==========    ==========





                See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
TSX CORPORATION AND SUBSIDIARY

                                                                      Years Ended April 30,
                                                                    -----------------------
                                                                  1996        1995        1994
                                                                --------    --------    --------
OPERATING ACTIVITIES                                        (Expressed in Thousands Except Share Data)
Net income ..................................................   $ 16,378       8,452         408
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization ...........................      1,433       1,327         970
    Charge in lieu of income tax and benefit related
    to exercise of stock options and warrants ...............      5,302       4,713         167
    Loss on sale of property, plant and equipment ...........         12          30          20
    Gain on early extinguishment of debt, net ...............       --          --          (527)
    Discontinued operations .................................       --          --           164
    Provision (credit) for losses on accounts receivable ....        132         142         (73)
    Foreign currency exchange (gain) loss ...................        (16)        271         134
    Net change in deferred income taxes net of
    changes in the reserve ..................................     (2,430)       --          --
  Changes in operating assets and liabilities:
    Increase in trade and other receivables .................     (8,780)     (3,707)     (1,192)
    (Increase) decrease in income tax receivable ............      2,900      (2,900)       --
    (Increase) decrease in inventories and other
    current assets ..........................................     (1,137)     (4,576)      1,213
    (Increase) decrease in other assets .....................         74        (748)        542
    Increase (decrease) in accounts payable and
    accrued expenses ........................................      1,963       2,172      (1,206)
                                                                --------    --------    --------
    Net cash provided by continuing operations ..............     15,831       5,176         620
    Net cash provided by discontinued operations ............       --          --            83
                                                                --------    --------    --------
    Net cash provided by operating activities ...............     15,831       5,176         703
INVESTING ACTIVITIES
  Purchases of property, plant and equipment ................     (3,009)     (3,210)       (818)
  Proceeds from sale of discontinued operations .............       --         3,199        --
  Discontinued operations purchases of property, plant,
  and equipment .............................................       --          --           (96)
                                                                --------    --------    --------
  Net cash and cash equivalents used by
  investing activities ......................................     (3,009)        (11)       (914)
FINANCING ACTIVITIES
  Extinguishment of short-term borrowing ....................       --        (4,609)       --
  Proceeds from short-term borrowing ........................       --          --         4,609
  Early extinguishment of long-term debt ....................       --          --       (16,373)
  Proceeds from issuance of common stock ....................      1,556       2,624      12,391
                                                                --------    --------    --------
  Net cash and cash equivalents provided (used) by
  financing activities ......................................      1,556      (1,985)        627
Effect of exchange rate changes on cash
and cash equivalents ........................................         16        (572)         21
                                                                --------    --------    --------
  Increase in cash and cash equivalents .....................     14,394       2,608         437
  Cash and cash equivalents at beginning of year ............      7,294       4,686       4,249
                                                                --------    --------    --------
  Cash and cash equivalents at end of year ..................   $ 21,688       7,294       4,686
                                                                ========    ========    ========



                See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE A  -- SUMMARY OF ACCOUNTING POLICIES
Description of Business: TSX Corporation (TSX Corporation together with its Texscan subsidiary and subsidiaries and divisions thereto hereinafter the "Company" or "TSX") designs and produces products and services for the Cable Television ("CATV") industry primarily for the United States, Europe, the Pacific Rim, and South America. Two areas of the CATV industry are served by the Company, namely:

  a) The Company designs and manufactures a broad line of cable television distribution electronics and related products (CATV fiber and RF distribution segment) which are primarily produced at its plant in Cd. Juarez, Mexico and markets these products primarily in the United States, Europe, the Pacific Rim, and South America.

  b) The Company designs and manufactures advertising insertion electronics (advertising insertion segment) at its facility in Salt Lake City, Utah, and markets these products to cable television operators primarily in the United States, South Korea, and Europe.

Through the year ended April 30, 1994, the Company also provided large scale fiber optic systems to general contractors serving government-operated roadways, subways, and railways primarily in Europe. The Company designed, project managed and installed these systems - Systems Integration Segment - from its facility in Bolton, U.K. These products and services were marketed in Europe and in the Middle East. In April, 1994, the Company adopted a plan to sell its systems integration segment, and effective June 2, 1994, the net assets of the segment were sold. Accordingly, the systems integration segment is reported as discontinued operations at April 30, 1994.

The Company also markets products for the cable television industry manufactured by others and markets its character generators and video insertion equipment to non-CATV industrial markets.

Principles of Consolidation: The consolidated financial statements include the accounts of its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation: The functional currency of the Company's United Kingdom and Mexico subsidiaries is the U.S. dollar. During the second quarter ended October 29, 1994, the Company recognized a change in the functional currency of its United Kingdom subsidiary from the local currency to the U.S. dollar, as cash flows of this entity were increasingly denominated in the U.S. dollar. Accordingly, monetary assets and liabilities are remeasured at year-end exchange rates and non-monetary assets and liabilities at historical rates. Monetary income and expense accounts are remeasured at the average rate in effect during the year; non-monetary accounts are remeasured using historical rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE A  -- SUMMARY OF ACCOUNTING POLICIES -- CONTINUED
Changes in exchange rates which affect cash flows and the related receivables and payables are recognized as gains and losses in the determination of net earnings.

Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

Revenue Recognition: Sales from continuing operations are recorded as products are shipped and services are rendered.

The Company used the percentage-of-completion method of accounting for its discontinued systems integration segment contracts.

Warranty: The Company's products are under warranty against defects for periods up to three years. The Company has established an accrual for these future warranty costs.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. The cost of assets retired or otherwise disposed of, together with the accumulated depreciation provided thereon, is relieved from the appropriate asset and accumulated depreciation accounts. Any gain or loss resulting from these transactions is reflected in earnings. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets as follows: buildings, 20-30 years; machinery and equipment (including tooling), 3-15 years; leasehold improvements, over the shorter of the respective lease term or asset life. In conjunction with the quasi-reorganization on December 10, 1987, the book value of property, plant and equipment was adjusted to fair market value.

Engineering, Research and Development Costs: Engineering, research and development costs are expensed as incurred.

Income Taxes: The Company adopted the asset and liability method of accounting for income taxes under Financial Accounting Standard No. 109 (FAS No. 109) effective May 1, 1993. TSX previously accounted for income taxes under the provisions of Financial Accounting Standard No. 96 (FAS No. 96). Under FAS 109 and FAS 96 deferred taxes are provided for temporary differences in the recognition of income and expense for financial accounting and tax reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE A  -- SUMMARY OF ACCOUNTING POLICIES -- CONTINUED
Prior to the quarter ended January 27, 1996, a valuation allowance had been recognized to offset all net deferred tax assets. The benefits associated with these deferred tax assets had not been recognized due to a lack of history of taxable earnings and uncertainties surrounding the utilization of the related deductions and net operating loss carryforwards.

The Company will continue to review the deferred tax asset valuation allowance on a quarterly basis and make adjustments as appropriate.

Net Income Per Share: Net income per share is computed by dividing net income by the weighted average number of shares and common stock equivalents outstanding each year. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options, warrants issued to Allen and Company and TSX Corporation warrants issued when TSX was formed. The difference between shares for primary and fully diluted net income per share was not significant in any year.

Stock-Based Employee Compensation: The Company accounts for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." During October 1995, the Financial Accounting Standards Board (FASB) issued FAS No. 123, "Accounting for Stock-Based Compensation." As allowed by FAS No. 123, TSX will continue to apply the provisions of APB 25 to their stock-based employee compensation arrangements, while providing the required supplemental footnote disclosures in the fiscal year beginning May 1, 1996. As such, there will be no financial statement impact from adoption.

Stock Split: On June 5, 1996, the Company's Board of Director's authorized a three-for-two stock split effected in the form of a stock dividend to stockholders of record on the close of business at June 28, 1996. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings to common stock the par value of the additional shares. In addition, all references in the financial statements to number of shares, per share amounts, stock option data, and market prices of the Company's common stock have been retroactively restated to reflect the increased number of common shares outstanding.

Quasi-Reorganization: On November 22, 1985, Texscan Corporation filed a voluntary petition for reorganization under Chapter 11.

Texscan Corporation accounted for its reorganization as a "quasi-reorganization." The cancellation of the old, no-par value common stock pursuant to the quasi-reorganization was recorded at December 10, 1987, at the same time the issuance of the $.01 par value new common stock was recorded.
In accordance with quasi-reorganization accounting, the retained earnings deficit of $78 million at December 10, 1987 was charged to additional paid-in
capital.   Carrying  values of certain  assets and liabilities  were adjusted to  their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE A -- SUMMARY OF ACCOUNTING POLICIES -- CONTINUED estimated fair market values at December 10, 1987, resulting in a net write down of approximately $1.25 million.

Cash Equivalents: The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash: At April 30, 1996, the Company has $0.6 million of investments in mutual funds and annuities classified as a non-current asset to fund a supplemental retirement plan. Under the supplemental retirement plan, the Company's use of the funding is restricted.

Retirement Plans: The Company has a 401(k) retirement plan (the "Plan") which is available to all U.S. employees who are subject to U.S. income tax and have completed six months of service and attained the age of twenty-one years. The Company has the option to match employee contributions in any year based on a formula defined in the Plan. Employees vest in employer contributions at the rate of 20% each year starting with the end of the first year of participation.

The Company maintains employment agreements with its executive officers which provide for certain benefits including a Supplemental Employee Retirement Plan for the chief executive only, death benefits, insurance, certain benefits in event of a change-in-control, and compensation. Liabilities, as appropriate, have been included in the accompanying consolidated financial statements.

Accounting for Asset Impairment: During March 1995, the FASB issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company is required to adopt FAS No. 121 in the fiscal year beginning May 1, 1996. FAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of FAS No. 121 is not expected to have a material adverse impact on the Company's financial position or the results of its operations at the time of adoption.

Fair Value of Financial Instruments: FAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires the Company to disclose the estimated fair values of its financial instruments. The Company has determined that cash and cash equivalents, trade and other receivables, accounts payable, and accrued expenses meet the definition of financial instruments. Because of the short maturity of these items, the fair value approximates the carrying value.

Reclassifications: Certain of the 1995 and 1994 amounts in the consolidated financial statements and notes to the consolidated financial statements have been reclassified to conform to the 1996 presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE B  -- INVENTORIES
Inventories at April 30, 1996 and 1995 consisted of:

                                   1996        1995
                                 --------    --------
                                    (In Thousands)
Raw material .................   $  7,946       7,309
Work in progress .............      2,453       2,042
Finished goods ...............      4,336       4,446
                                 --------    --------
                                   14,735      13,797
Reserves .....................     (2,694)     (2,980)
                                 --------    --------
                                 $ 12,041      10,817
                                 ========    ========

Inventory reserves have been provided for excess inventory, obsolete inventory and differences between inventory cost and its net realizable value.

NOTE C  -- PROPERTY, PLANT AND EQUIPMENT
At April 30, 1996 and 1995, property, plant and equipment included the following major classifications:

                                            1996        1995
                                          --------    --------
Land ..................................   $    726         726
Buildings and improvements ............      6,260       4,871
Equipment, furniture, and other .......     11,715      10,113
                                          --------    --------
                                            18,701      15,710
Accumulated depreciation and
amortization ..........................     (9,509)     (8,082)
                                          --------    --------
                                          $  9,192       7,628
                                          ========    ========

The provision for depreciation and amortization charged to expense for 1996, 1995, and 1994 was $1.4 million, $1.3 million and $1.0 million, respectively .

NOTE D  -- LEASE COMMITMENTS
The Company operates in some leased facilities and leases certain equipment and machinery. TSX has classified these leases as operating leases. The aggregate minimum rental commitments under these operating leases at April 30, 1996 are as follows:

                                     Rent
                                -------------
                                (In Thousands)
                    1997 . . . . . . . . . . . . . . . . . $ 58
                    1998 . . . . . . . . . . . . . . . . .   42
                    1999 . . . . . . . . . . . . . . . . .    2
                                                           ----
                                                           $102
                                                           ====


Rentals charged to expense for 1996, 1995, and 1994 were $0.3 million, $0.3 million and $0.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE E -- DEBT AND SHORT-TERM BORROWINGS
During the fourth quarter of fiscal 1994, the Company recorded an extraordinary gain of $0.8 million ($0.5 million, after income taxes, or $0.06 per share) in connection with the early extinguishment of the $16.9 million notes (the "Debt"). Pursuant to the Repurchase and Sale Agreement dated as of March 11, 1994 among TSX and the noteholders TSX paid $14.6 million in full and final consideration for the Company's obligations under the Debt, $1.7 million for interest due on the Debt through the March 14, 1994 closing date, and $0.2 million for repurchase of noteholder warrants issued by TSX. Costs, including unamortized loan origination costs, costs of raising capital, and various legal and financial advisor fees were included in the determination of the extraordinary gain.

The early extinguishment of the Debt was financed principally through newly
issued TSX common  stock.    In  accordance with   the  Investment  Agreement
(the   "Investment Agreement") dated March 14, 1994 between TSX and Tele-
Communications, Inc. ("TCI"), TCI purchased from TSX 6,327,000 shares of TSX common stock for a purchase price of approximately $12.4 million. The per share price of the stock was the closing market price on the day immediately preceding the transaction, such price being $1.959 per share. As part of the Investment Agreement, TSX effected a short-term borrowing from TCI of $4.6 million pursuant to an unsecured promissory note (the "Note Payable") dated March 14, 1994. The Note Payable was due 30 days after notice of demand with interest at prime plus 1%. At April 30, 1994, the Note Payable unpaid principal balance approximated $4.6 million. On January 17, 1995, TSX repaid the Note Payable balance and accrued interest due totaling $4.9 million.

The Company has a bank Revolving Credit Agreement (the "Credit Agreement") which permits borrowings of up to $9.0 million, bearing interest at a minimum floating rate of prime to a maximum of prime plus 0.5% determined by the Company's debt to tangible net worth ratio, secured under a borrowing base formula by the Company's inventory and accounts receivable, and expiring August 31, 1996.

The Credit Agreement contains various covenants and conditions which are customary in transactions of this type and which, in particular, prohibit the purchase or redemption of the Company's common stock or the payment of dividends or any other distributions to stockholders; prohibit debt-financed acquisitions without the prior consent of the bank, unless the debt is subordinated to indebtedness to the bank, or acquisitions in which the Company is not the surviving entity; and provide for certain minimum net worth and financial ratio requirements. The Company was in compliance with such covenants at April 30, 1996 and has to date made no borrowings whatsoever under the Credit Agreement.

No interest was paid for the fiscal year ended April 30, 1996. Interest paid for the fiscal years ended April 30, 1995 and 1994 was $0.3 million and $1.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE F  -- STOCK OPTIONS, WARRANTS AND OTHER CONVERSION PRIVILEGES
As part of the April 29, 1993 formation of TSX, TSX has a long-term incentive compensation program ("the Incentive Program"), and Directors stock option plan ("the Directors Plan").

The exercise price contained in these stock option plans and the Incentive Program was not less than the fair market value at the date of the grants. For the years ended April 30, 1996 and 1995, 219,420 and 598,140 options from the Incentive Program were exercised, respectively, and 1,200 and 16,200 options from the Directors Plan were exercised, respectively. For the year ended April 30, 1994, no options were exercised from these plans.

In connection with the Executive Officer Plan, options for 660,000 shares of common stock at an exercise price of $1.00 per share were granted in 1988. The excess of the fair value of the underlying shares at date of grant over the option price was recorded as compensation over five years. For the years ended April 30, 1996 and 1995, Executive Officer Plan options for 585,000 and 75,000 shares of common stock were exercised, respectively.

On September 21, 1994, the stockholders approved the March 14, 1994 grant to TSX's Chief Executive Officer of common stock options to purchase 600,000 shares pursuant to a stock option agreement (the "Stock Option Agreement"). These options were granted at fair market value as of the date of the grant. As of April 30, 1996, none of these options had been exercised.

At April 30, 1996, the number of shares of common stock under the Incentive Program and the Directors Plan reserved for issuance upon exercise of options granted were 485,706 and 282,600, respectively.

The following table summarizes the activity relating to the Company's stock option plans for the years ended April 30, 1996, 1995, and 1994:

                                                 1996            1995            1994
                                              ----------      ----------      ----------
Options outstanding at beginning of the
year (number of shares) .................      1,474,560       2,035,200       1,257,600
Granted .................................        201,900         188,700         915,600
Exercised ...............................       (805,620)       (749,340)           --
Forfeited ...............................           --              --          (138,000)
                                              ----------      ----------      ----------
Options outstanding at end of year
(number of shares) ......................        870,840       1,474,560       2,035,200
                                              ==========      ==========      ==========
Options exercisable at end of year
(number of shares) ......................        870,840       1,474,560       1,484,940

Price range of outstanding options ......  $1.13--$15.83   $1.00--$11.50  $1.00 -- $4.43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE F -- STOCK OPTIONS, WARRANTS AND OTHER CONVERSION PRIVILEGES -- CONTINUED In conjunction with the Company's fiscal 1996 and 1995 grants of additional stock options under the Incentive Program and the Stock Option Agreement, TCI was granted stock options (the "TCI Options") to purchase 81,138 and 514,110 common shares, respectively, pursuant to TCI's preemptive rights contained in the Investment Agreement. No TCI Options have been exercised. TCI options were granted with substantially the same terms and conditions and at the same option price as those granted under the aforementioned plans except that TCI options granted in relation thereto were vested as issued. The Company is in the process of negotiating option agreements with TCI for approximately 100,000 shares of common stock as part of TCI's preemptive rights.

Other Options and Warrants: On April 30, 1992, Allen & Company Incorporated ("Allen") was engaged as a strategic and financial advisor. In consideration for Allen's services, on March 27, 1992, Allen received warrants to purchase 900,000 shares of common stock at a price of $1.50 (fair market value at the date of issuance) per share. In the fiscal years ended April 30, 1996 and 1995, 60,900 and 839,100 warrants were exercised, respectively.

NOTE G  -- INCOME TAXES
TSX adopted the asset and liability method of accounting for income taxes under Financial Accounting Standards (FAS) No. 109, effective May 1, 1993. Under FAS No. 109, deferred tax assets are recognized for the expected future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes, but that are expected to be deductible for tax purposes in a future period, to the extent they are considered realizable.

Prior to the quarter ended January 27, 1996, a valuation allowance had been recognized to offset all net deferred tax assets.

During the quarter ended January 27, 1996, management determined that earnings of the Company would more likely than not be sufficient to realize deferred tax assets of $3.8 million. Accordingly, a valuation allowance reduction was recorded as a $2.5 million reduction in tax expense and a $1.3 million credit to equity. The net impact of the valuation allowance reduction, and a one time third quarter $0.5 million state tax provision recorded by the Company, increased the quarter net income by $2.0 million or $0.12 per share. The valuation allowance was also reduced $0.8 million in the quarter ended April 30, 1996 as a credit to equity. The valuation allowance was reduced to the extent deferred tax assets are expected to be realizable over the subsequent three years as a result of fiscal 1996 taxable earnings. The Company will continue to review the deferred tax asset valuation allowance on a quarterly basis and make adjustments as appropriate.

Certain subsidiaries which are consolidated for financial reporting purposes are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities in accordance with FAS No. 109.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE G  -- INCOME TAXES -- CONTINUED
TSX intends to reinvest the earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes was required on such earnings during the three-year period ended April 30, 1996. It is not practicable to estimate the tax liabilities which would result upon such repatriation.

The Company is in the process of establishing a legal structure to take advantage of lower income tax rates available in certain countries having tax treaties with the U.S. The Company anticipates establishing a subsidiary in a country with a tax rate substantially lower than the U.S., the effect of which is likely to be a reduction of the Company's tax rate.

Under FAS No. 109, TSX charges its operations with income tax expense to the extent that the domestic portion of its profits before tax are offset by tax loss carryforwards existing prior to the Company's December 10, 1987 quasi-reorganization, and records a credit to paid-in capital. While this has no effect on the total equity of TSX, it reduced net income by this charge in lieu of tax which aggregated $0.4 million, $0.3 million and $0.2 million for the years ended April 30, 1996, 1995, and 1994, respectively. The $0.4 million recognized in fiscal 1996 is included in the charge in lieu of tax on the accompanying consolidated statements of stockholders' equity which also includes the equity effect of the fiscal 1996 valuation allowance reduction. The Company had no foreign net operating loss carryforwards at the date of the Company's quasi-reorganization that require such treatment.

The exercise of non-qualified stock options and warrants results in a reduction of state and federal income tax for the Company related to the difference between the market price at the date of exercise and the exercise price. Such benefits which aggregated $3.3 million and $4.5 million during 1996 and 1995, respectively, are credited to additional paid-in capital.

The provision for income taxes on income from continuing operations before extraordinary gain for the years ended April 30, 1996, 1995, and 1994 consisted of:

                                                  1996          1995         1994
                                                --------      --------      ------
U. S. Federal and state:                                    (in thousands)
  Current                                       $  2,904         1,091          25
  Deferred                                        (1,915)         (234)         --
  Charge in lieu of tax and benefit related
    to exercise of stock options/warrants          5,302         4,713         167
Foreign:
  Current                                            233           674           7
  Deferred                                          (850)         (238)         --
                                                --------      --------      ------
                                                $  5,674         6,006         199
                                                ========      ========      ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE G  -- INCOME TAXES -- CONTINUED
The differences between the provision for income tax on income from continuing operations before extraordinary gain and tax computed at the U.S. federal statutory rate of 35% for the years ended April 30, 1996 and 1995, and 34% for the year ended April 30, 1994 consist of:

                                                            1996        1995        1994
                                                          --------    --------    --------
                                                                   (in thousands)
Tax provision at statutory rate                           $  7,718       5,060          83
State tax provision                                            378         600        --
Valuation allowance reduction for deferred tax assets       (2,533)       --          --
Utilization of foreign net operating loss carryforwards       --          (238)       --
Other, net                                                     111         584         116
                                                          --------    --------    --------
                                                          $  5,674       6,006         199
                                                          ========    ========    ========

Consolidated income from continuing operations before extraordinary gain and provision for income taxes for fiscal years 1996, 1995, and 1994 included $2.2 million, $1.6 million, and ($0.2 million), respectively, resulting from foreign operations.

The Company had U.S. and foreign net operating loss carryforwards expiring as follows (in thousands):

                         U.S.          Foreign
                        Amount          Amount       Expiration Date
                        ------          ------       ---------------
                        $    --          6,761           2000
                            5,493          --            2001
                            1,099          --            2002
                            1,099          --            2003
                            1,099          --            2004
                              501          --            2006
                            2,793          --            2007
                            1,099          --            2008
                            1,099          --            2009
                        ---------       ------
                        $  14,282        6,761
                        =========       ======

The actual amount of loss and credit carryforwards that will be available to offset future taxable income may be subject to change depending upon the tax laws in effect in the years in which the carryforwards are used and may be further limited in subsequent years should future changes in ownership take place as defined in the Tax Reform Act of 1986. The Company also had a loss carryforward for alternative minimum tax (AMT) purposes of approximately $14.3 million at April 30, 1996 that could be used to offset up to 90% of future alternative minimum taxable income. The AMT loss carryforwards expire as shown in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE G  -- INCOME TAXES -- CONTINUED
April 30, 1996 and 1995 net deferred tax assets are comprised of the following elements:


Deferred tax assets:                                        1996       1995
                                                          --------   --------
                                                            (in thousands)
    U.S. Federal and state:
       Accounts receivable, due to allowance for
          doubtful accounts                               $     83         62
       Inventories, due to reserves                            962      1,157
       Plant and equipment, principally due to reserves        227        344
       Deferred compensation                                   227        368
       Accrued liabilities, principally due to reserves        412        880
       Net operating loss carryforward                       4,999      5,883
    State:
       Net operating loss carryforward                         652        783
    Foreign:
       Plant and equipment, due to depreciation
          differences                                         --           31
       Accrued liabilities, principally due to reserves         57         58
       Net operating loss carryforwards                      2,299         36
       Asset tax carryforward                                  456        409
                                                          --------   --------
          Total gross deferred tax assets                   10,374     10,011
                                                          --------   --------

Deferred tax liabilities:
    U.S. Federal                                              --         --
    State                                                     --         --
    Foreign
       Inventories, due to tax basis                         3,097       --
       Plant and equipment, due to depreciation
          differences                                           31       --
                                                          --------   --------
              Total gross deferred tax liabilities           3,128       --
                                                          --------   --------
              Net deferred tax assets                        7,246     10,011
              Less valuation allowance                       4,816     10,011
                                                          --------   --------
                                                          $  2,430       --
                                                          ========   ========


NOTE H  -- UNUSUAL ITEMS
The Company recognized unusual income of $0.8 million during fiscal 1994 resulting from adjustments recorded to reverse the fiscal 1993 restructure provision in excess of actual requirements. At April 30, 1996, 1995, and 1994, the provision remaining was approximately $0.1 million, $0.1 million and $0.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE I   -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share data)

                                                  FISCAL YEAR 1996
                                                  ----------------
                                                   QUARTER ENDED:
                                                   --------------

                           July 29, 1995  Oct. 28, 1995  Jan. 27, 1996   Apr. 30, 1996
                           -------------  -------------  -------------   -------------
Net Sales ...............        $20,327         23,998         21,557         26,758
Gross Profit ............          9,066         10,447          9,357         11,150
Net Income ..............        $ 3,202          3,734          4,908          4,534
                                 =======        =======        =======        =======
Net Income per Share ....        $  0.20           0.23           0.31           0.28
                                 =======        =======        =======        =======


                                                  FISCAL YEAR 1995
                                                  ----------------
                                                   QUARTER ENDED:
                                                   --------------

                           July 30, 1994  Oct. 29, 1994  Jan. 28, 1995   Apr. 30, 1995
                           -------------  -------------  -------------   -------------
Net Sales ...............        $13,901         18,573         18,502         21,445
Gross Profit ............          5,249          7,118          7,671         10,033
Net Income ..............        $ 1,209          1,758          2,289          3,196
                                 =======        =======        =======        =======
Net Income per Share ....        $  0.08           0.11           0.15           0.21
                                 =======        =======        =======        =======


NOTE J  -- BUSINESS SEGMENTS
During fiscal 1996, the Company operated in two industry segments.

The Company's principal business is its CATV fiber and RF distribution segment. The Company's advertising insertion segment sells and manufactures video and data insertion equipment to primarily the CATV industry, but also to other industrial markets.

On June 2, 1994, the Company sold the net assets of its systems integration segment. The systems integration segment is reported as discontinued operations and excluded from the industry segment and geographical area disclosures that follow. Activity for the period from April 30, 1994 through June 2, 1994 was included in fiscal 1994 financial statements.

The Company has production facilities in Cd. Juarez, Mexico for its CATV fiber and RF distribution products. Net sales of products assembled in whole or in part in Mexico, as a percent of total net sales, were 84%, 75%, and 71% in 1996, 1995, and 1994, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE J  -- BUSINESS SEGMENTS -- CONTINUED
The following tables reflect sales, operating income and other financial information, net of intercompany eliminations, by business segment and geographical area for the years 1996, 1995, and 1994. Corporate capital expenditures and depreciation are minimal and are classified as part of the CATV fiber and RF distribution segment information in the following business segment disclosures.

Business Segment Information:

                                   1996        1995        1994
                                 --------    --------    --------
                                          (In Thousands)
Net Sales:
   Advertising Insertion         $ 11,581      10,505       8,526
   CATV Distribution               81,059      61,916      29,155
                                 --------    --------    --------
                                 $ 92,640      72,421      37,681
                                 ========    ========    ========
Income from Operations:
Advertising Insertion               1,010          30         339
CATV Distribution                  23,888      16,494       2,566
Corporate                          (3,642)     (1,808)       (912)
                                 --------    --------    --------
                                 $ 21,256      14,716       1,993
                                 ========    ========    ========
Identifiable Assets:
Advertising Insertion               6,065       3,836       4,264
CATV Distribution                  40,624      30,406      16,132
Corporate Assets                   22,388       7,294       4,332
Discontinued Operations              --          --         3,553
                                 --------    --------    --------
                                 $ 69,077      41,536      28,281
                                 ========    ========    ========
Depreciation and Amortization:
Advertising Insertion                 261         253         188
CATV Distribution                   1,172       1,074         782
                                 --------    --------    --------
                                 $  1,433       1,327         970
                                 ========    ========    ========
Capital Expenditures:
Advertising Insertion                --           242         185
CATV Distribution                   3,009       2,968         633
                                 --------    --------    --------
                                 $  3,009       3,210         818
                                 ========    ========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE J  -- BUSINESS SEGMENTS -- CONTINUED
Geographical Segment Information:

                                   1996       1995       1994
                                 --------   --------   --------
                                        (In Thousands)
Net Sales:
  U.S                            $ 85,777     60,805     35,063
  Europe                            6,863     11,616      2,618
                                 --------   --------   --------
                                 $ 92,640     72,421     37,681
                                 ========   ========   ========
Income from Operations:
  U.S                              20,744     12,957      1,655
  Europe                              512      1,759        338
                                 --------   --------   --------
                                 $ 21,256     14,716      1,993
                                 ========   ========   ========
Identifiable Assets:
  U.S                              49,727     20,046     12,666
  Mexico                           14,129     15,284      8,734
  Europe                            5,221      6,206      3,328
  Discontinued Operations            --         --        3,553
                                 --------   --------   --------
                                 $ 69,077     41,536     28,281
                                 ========   ========   ========

Sales by geographic segment are computed based upon the geographic segment in which the sale originates and is not based upon destination or domicile of customer.

Identifiable assets by segment are those assets that are used in the Company's operations in each industry segment. Corporate assets are cash and cash equivalents, trade and other receivables, deferred tax assets and other.

During fiscal 1996, 1995 and 1994, one U.S. customer which purchased equipment from both the CATV fiber and RF distribution and advertising insertion segments accounted for approximately 44%, 36% and 32% of the Company's net sales, respectively (see Note L). One other U.S. customer (representing sales of equipment for use in a Korean CATV system) purchased equipment from the CATV fiber and RF distribution segment accounting for approximately 17% of the Company's net sales during fiscal 1995. Additionally, one other U.S. customer purchased equipment from the CATV fiber and RF distribution segment accounting for approximately 14% of the Company's net sales during fiscal 1994.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE K  -- DISCONTINUED OPERATIONS
In April 1994, the Company adopted a plan to sell its systems integration segment. Effective June 2, 1994, the net assets of the segment were sold. Accordingly, the segment is reported as discontinued operations at April 30, 1994.

The sales price of the segment was approximately $3.0 million, less the cost of the transaction.

The net after-tax loss on the divestiture was $0.3 million or $0.04 per share for fiscal 1994. Net assets of approximately $3.2 million related to discontinued operations were disposed of in fiscal 1995.

NOTE L  - RELATED PARTIES
On March 14, 1994, Tele-Communications, Inc. (TCI) made an equity investment and loaned money to TSX. TCI's equity investment was $12.4 million to purchase 6,327,000 newly issued shares of the Company at the then market price of $1.959 per share. These shares represented 49% of the total outstanding shares after giving effect to the TCI investment. In addition, TCI loaned to the Company $4.6 million in cash in the form of an unsecured short-term demand note at an interest rate of prime plus 1%.

As part of an agreement signed in connection with the equity investment: (1) TCI can provide two designees which will be elected to a five member TSX Corporation Board; (2) TCI is given certain preemptive rights such that their equity interest in TSX can be maintained at their discretion should TSX issue additional shares or other securities instruments; and (3) certain significant corporate actions by TSX may be taken only upon a super-majority approval of 4/5 of the TSX Board. The agreement provides that it shall terminate upon the earlier of written consent of TSX and TCI, upon TCI holding less than 20% of the outstanding common shares, or the twentieth anniversary of the agreement. The agreement included no provision for TCI to commit to purchases of the Company's goods and services.

On June 21, 1993, the Company executed a Master Purchase Agreement with TCI. The term of the Agreement is from January 18, 1993 to December 31, 1996. The Agreement establishes prices at which TCI can purchase a minimum of twenty percent of TCI's total RF distribution and Optic/RF devices purchased by TCI during the term of the Agreement; no penalties accrue to TCI should TCI not purchase the dollar value agreed to. TCI is not obligated to purchase any products, and the Company's obligation to sell to TCI at the prices stipulated in the Agreement is conditioned upon TCI's purchasing at least 20% of the total amount of certain specified CATV distribution equipment purchased by TCI each year during the four year term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TSX CORPORATION AND SUBSIDIARY

NOTE L  -- RELATED PARTIES -- CONTINUED
During fiscal 1996, 1995 and 1994, TCI purchased from both the Company's CATV distribution and advertising insertion segments approximately 44%, 36% and 32% of the Company's consolidated net sales from continuing operations, respectively. At April 30, 1996 and 1995, the Company had a net trade receivable outstanding of approximately $8.2 million and $2.8 million, respectively, with TCI. The outstanding receivable at April 30, 1996 has been substantially collected.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant
The information required by Item 10 is hereby incorporated by reference from the Company's definitive proxy statement for the 1996 Annual Meeting of the Stockholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission (the "Commission") by no later than 120 days after April 30, 1996.

ITEM 11.  Executive Compensation
The information required by Item 11 is hereby incorporated by reference from the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Commission by no later than 120 days after April 30, 1996.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
The information required by Item 12 is hereby incorporated by reference from the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Commission by no later than 120 days after April 30, 1996.

ITEM 13.  Certain Relationships and Related Transactions
The information required by Item 13 is hereby incorporated by reference from the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A with the Commission by no later than 120 days after April 30, 1996.

                                   PART IV
ITEM 14.  EXHIBITS.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                            Page or
(a)      Financial Statements                               Method of Filing
                                                            ----------------
         (1)     Consolidated Financial Statements          Included in
                 and Notes to Consolidated Financial        Item 8 hereof
                 Statements of TSX Corporation and
                 Subsidiary including Balance Sheets
                 as of April 30, 1996 and 1995 and
                 related Statements of Operations,
                 Stockholders' Equity and Cash Flows
                 for each year in the three year
                 period ended April 30, 1996.

         (2)     Financial Statement Schedule.              Page 51
                 Schedule II - Valuation and Qualifying
                 Accounts and Reserves as of and
                 for each year in the three year
                 period ended April 30, 1996.

Schedules not listed above and columns within certain Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements included herein.

         (3)     Exhibits - See list of exhibits
                 under Paragraph (c) below.

(b)      Reports on Form 8-K
         During the fiscal quarter ended April 30, 1996, the Company did not file any reports on Form 8-K.

(c)      Exhibits

         The following exhibits are filed as part of this Report.

Exhibit No.      Exhibit Description                                Method of Filing
- -----------      -------------------                                ----------------
3(A)             Articles of Incorporation                          Incorporated herein by reference
                                                                    to Exhibit 3(A) to the Company's
                                                                    Form 10-K dated April 30, 1994.

3(B)             Bylaws                                             Incorporated herein by reference to Exhibit 3(B) to
                                                                    the Company's Form 10-K dated April 30, 1994.

10(A)(1)1        Wm. H. Lambert Employment                          Incorporated herein by reference
                 Agreement dated May 1, 1995.                       to Exhibit 10(A)(1)1 to the
                 This Exhibit is a management                       Company's Form 10-K dated
                 contract or compensatory                           April 30, 1995.
                 plan or arrangement required
                 to be filed as an exhibit to this
                 report pursuant to item 14(c) of
                 this report.

10(A)(1)2        W. H. Lambert 1994 Stock Option                    Incorporated herein
                 Agreement dated March 14, 1994.                    by reference to Exhibit 10(A)(1)3
                 This Exhibit is a management                       to the Company's Form 10-K
                 contract or compensatory plan                      dated April 30, 1994.
                 or arrangement required to be
                 filed as an exhibit to this report
                 pursuant to item 14(c) of this report.

10(A)(2)         Harold C. Tamburro Employment                      Incorporated herein by reference
                 Agreement dated May 1, 1995.                       to Exhibit 10(A)(2) to the
                 This Exhibit is a management                       Company's Form 10-K dated
                 contract or compensatory plan or                   April 30, 1995.
                 arrangement required to be filed as
                 an exhibit to this report pursuant to
                 item 14(c) of this report.

10(A)(3)         George Fletcher Employment                         Incorporated herein by reference
                 Agreement dated May 1, 1995.                       to Exhibit 10(A)(3) to the
                 This Exhibit is a management                       Company's Form 10-K dated
                 contract or compensatory plan                      April 30, 1995.
                 or arrangement required to be
                 filed as an exhibit to this report
                 pursuant to item 14(c) of this
                 report.

10(B)(1)1        Lease Agreement-MSI                                Incorporated herein
                 Facility dated Feb. 3, 1987                        by reference to Exhibit 10(B)(2)1
                                                                    to the Company's Form S-4,
                                                                    Registration No. 33-57506.

10(B)(1)2        Lease Amendment-MSI                                Incorporated herein
                 Facility dated February 5, 1991                    by reference to Exhibit 10(B)(2)2
                                                                    to the Company's Form S-4,
                                                                    Registration No. 33-57506.

10(C)(1)1        Investment Agreement dated                         Incorporated herein by
                 March 14, 1994 between                             reference to Exhibit  99.1
                 the Company and TCI                                to the Company's Form 8-K/A
                                                                    dated March 14, 1994.

10(C)(1)2        Registration Rights Agreement                      Incorporated herein by
                 dated March 14, 1994                               reference to Exhibit 99.2
                 between the Company and                            to the Company's Form 8-K/A
                 TCI                                                dated March 14, 1994.

10(C)(1)3        Promissory Note dated March                        Incorporated herein by
                 14, 1994 in the original                           reference to Exhibit 99.3
                 principal amount of                                to Form 8-K/A
                 $4.6 million by the Company                        dated March 14, 1994.
                 to TCI.

10(C)(1)4        Stock Option Agreement dated                       Incorporated herein by reference
                 October 12, 1994 by and between                    to Exhibit 10(G)(1)4 to the
                 the Company and TCI granting                       Company's Form 10-K dated
                 preemptive rights stock options on                 April 30, 1995.
                 account of employee stock options
                 granted pursuant to Long-Term
                 Incentive Compensation Program.

10(C)(1)5        Stock Option Agreement dated                       Incorporated herein by reference
                 October 12, 1994 by and between                    to Exhibit 10(G)(1)5 to the
                 the Company and TCI granting                       Company's Form 10-K dated
                 preemptive rights stock options                    April 30, 1995.
                 on account of stock options granted
                 to William H. Lambert.

10(C)(1)6        Stock Option Agreement dated                       Filed herewith
                 October 6, 1995 by and between
                 the Company and TCI granting
                 preemptive rights stock options
                 on account of employee stock
                 options granted pursuant to
                 Long-Term Incentive
                 Compensation Program

10(D)(1)1        The Company's Long-Term                            Incorporated herein by
                 Incentive Compensation Program.                    reference to Exhibit 4
                 This Exhibit is a management                       to the Company's Form S-8,
                 contract or compensatory plan                      Registration No.33-85002.
                 or arrangement required to be
                 filed as an exhibit to this report
                 pursuant to item 14(c) of this report.

10(D)(1)2        The Company's Directors Stock                      Incorporated herein by
                 Option Plan.  This Exhibit is a                    reference to Exhibit 4
                 management contract or comp-                       to the Company's Form S-8,
                 ensatory plan or arrangement                       Registration No.33-84996.
                 required to be filed as an exhibit
                 to item 14(c) of this report.

10(E)            TSX/Texscan - Compagnie                            Incorporated herein
                 Generale de Travaux et                             by reference to Exhibit 1
                 D'Installations Electriques S.A.                   to the Company's Form 8-K
                                                                    dated June 2, 1994.

10(F)(1)1        Texas Commerce Bank -                              Incorporated herein by
                 Revolving Promissory Note                          reference to Exhibit 10(A)(1)
                                                                    to the Company's Form 10-Q
                                                                    dated Jan. 28, 1995.

10(F)(1)2        Texas Commerce Bank -                              Incorporated herein by
                 Credit Agreement                                   reference to Exhibit 10(A)(2)
                                                                    to the Company's Form 10-Q
                                                                    dated Jan. 28, 1995.

10(F)(1)3        Texas Commerce Bank -                              Incorporated herein by
                 Negative Pledge Agreement                          reference to Exhibit 10(A)(3)
                                                                    to the Company's Form 10-Q
                                                                    dated Jan. 28, 1995.

10(F)(1)4        Texas Commerce Bank -                              Incorporated herein by
                 Continuing Guaranty                                reference to Exhibit 10(A)(4)
                                                                    to the Company's Form 10-Q
                                                                    dated Jan. 28, 1995.

10(F)(1)5        Texas Commerce Bank -                              Incorporated herein by
                 Continuing Guaranty                                reference to Exhibit 10(A)(5)
                                                                    to the Company's Form 10-Q
                                                                    dated Jan. 28, 1995.

10(F)(1)6        Texas Commerce Bank -                              Incorporated herein by
                 Guarantee                                          reference to Exhibit 10(A)(6)
                                                                    to the Company's Form 10-Q
                                                                    dated Jan. 28, 1995.

10(F)(1)7        Texas Commerce Bank -                              Incorporated herein by
                 Security Agreement-Accounts                        reference to Exhibit 10(A)(7)
                                                                    to the Company's Form 10-Q
                                                                    dated Jan. 28, 1995.

10(F)(1)8        Texas Commerce Bank -                              Incorporated herein by
                 Security Agreement-Accounts                        reference to Exhibit 10(A)(8)
                                                                    to the Company's Form 10-Q
                                                                    dated Jan. 28, 1995.

10(F)(1)9        Texas Commerce Bank -                              Incorporated herein by
                 Charge Over Book Debts                             reference to Exhibit 10(A)(9)
                                                                    to the Company's Form 10-Q
                                                                    dated Jan. 28, 1995.

10(F)(1)10       Texas Commerce Bank -                              Incorporated herein by
                 First Amendment to                                 reference to Exhibit 10(A)(1)
                 Credit Agreement                                   to the Company's Form 10-Q
                                                                    dated October 28, 1995.

11               Statement re computation                           Filed herewith
                 of Per Share Earnings

21               Subsidiaries of                                    Filed herewith
                 Registrant

23               Consent of KPMG                                    Filed herewith
                 Peat Marwick LLP

24(A)(1)         Power of Attorney                                  Filed herewith
                 Talton R. Embry

24(A)(2)         Power of Attorney                                  Filed herewith
                 J. C. Sparkman

24(A)(3)         Power of Attorney                                  Filed herewith
                 Lewis Solomon

24(A)(4)         Power of Attorney                                  Filed herewith
                 Larry Romrell

27               Financial Data Schedule                            Filed herewith

                         TSX CORPORATION AND SUBSIDIARY

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                       Column A              Column B              Column C                   Column D           Column E
                -----------------------      --------            ------------                 --------           --------

                                              Balance      Charged to      Charged to                             Balance
                                             Beginning     Costs and         Other                                at End
                Description                   of Year       Expenses        Accounts          Deductions          of Year
                -----------                   -------       --------        --------          ----------          -------
Allowance for Doubtful Accounts
   For the year ended:
   April 30, 1996 ......................   $        246            132             (43)           --                 335
   April 30, 1995 ......................            104            142            --              --                 246
   April 30, 1994 ......................            180            (70)           --              6(a)               104

Reserve for Warranty Costs
   For the year ended:
   April 30, 1996 ......................            315           (146)           --              --                 169
   April 30, 1995 ......................            142            173            --              --                 315
   April 30, 1994 ......................            376            144            --               378(d)            142

Reserve for Write-down to Net Realizable
Value of Surplus Assets
   For the year ended:
   April 30, 1996 ......................            814           --              --              --                 814
   April 30, 1995 ......................            814           --              --              --                 814
   April 30, 1994 ......................            815           --              --              1(c)               814

Inventory Reserves
   For the year ended:
   April 30, 1996 ......................          2,980           (286)           --              --               2,694
   April 30, 1995 ......................          1,890          1,090            --              --               2,980
   April 30, 1994 ......................          1,702            776            --               588(b)          1,890

Restructure Reserves
   For the year ended:
   April 30, 1996 ......................            108           --              --              --                 108
   April 30, 1995 ......................            240           --              --               132(d)            108
   April 30, 1994 ......................          2,083           --              --             1,843(e)            240

Reorganization Reserves
   For the year ended:
   April 30, 1996 ......................            321           (321)           --              --                --
   April 30, 1995 ......................            321           --              --              --                 321
   April 30, 1994 ......................            175            146            --              --                 321



(a) Uncollectible account written off, net of recoveries
(b) Reduction relating to sales and/or disposals
(c) Reduction relating to disposal of fixed assets
(d) Reduction due to change in estimate
(e) Reduction due to change in estimate, $759

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TSX CORPORATION


                                           By: /s/Harold C. Tamburro
                                           ----------------------------
                                           Harold C. Tamburro, Vice President
                                           Secretary and Chief Financial Officer

Dated:  July 22, 1996
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                        Title                                              Date
 ---------                        -----                                              ----

/s/ William H. Lambert            Chairman of the Board,                             July 22, 1996
- ------------------------
William H. Lambert                Chief Executive Officer,
                                  President, and Chief
                                  Operating Officer
                                  (Principal Executive
                                  Officer) and Director

/s/Harold C. Tamburro             Vice President - Finance                           July 22, 1996
- -----------------------
Harold C. Tamburro                Chief Financial Officer
                                  and Secretary (Principal
                                  Financial and Accounting
                                  Officer)

*Talton R. Embry                  Director                                           July 22, 1996
- ----------------------
Talton R. Embry

*Larry E. Romrell                 Director                                           July 22, 1996
- -----------------------
Larry E. Romrell

*Lewis Solomon                    Director                                           July 22, 1996
- -----------------
Lewis Solomon

*J.C. Sparkman                    Director                                           July 22, 1996
- ------------------
J. C. Sparkman

                            * By  /s/ Harold C. Tamburro
                                  ------------------------
                                  Harold C. Tamburro
                                  ATTORNEY-IN-FACT
                                  July 22, 1996

                               INDEX TO EXHIBITS

Certain of the following Exhibits are filed herewith, and certain of the following Exhibits have heretofore been filed with the Securities and Exchange Commission and, pursuant to Rules 12b-23 and 12b-32, are incorporated herein by reference.





3(A)           Articles of Incorporation
               (Incorporated herein by reference to Exhibit 3(A) to the Company's Form 10-K dated April 30, 1994).

3(B)           Bylaws
               (Incorporated herein by reference to Exhibit 3(B) to the Company's Form 10-K dated April 30, 1994).

10(A)(1)1      Wm. H. Lambert Employment Agreement dated May 1, 1995
               This Exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 14(c) of this report (Incorporated herein by reference to Exhibit 10(A)(1)1 to the Company's Form 10-K dated
               April 30, 1995).

10(A)(1)2      W. H. Lambert 1994 Option Agreement dated March 14, 1994
               This Exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 14(c) of this report (Incorporated herein by reference to Exhibit 10(A)(1)3 to the Company's Form 10-K dated
               April 30, 1994).

10(A)(2)       Harold C. Tamburro Employment Agreement dated May 1, 1995
               This Exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 14(c) of this report (Incorporated herein by reference to Exhibit 10(A)(2) to the Company's Form 10-K dated
               April 30, 1995).

10(A)(3)       George Fletcher Employment Agreement dated May 1, 1995
               This Exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to item 14(c) of this report (Incorporated herein by reference to Exhibit 10(A)(3) to the Company's Form 10-K dated
               April 30, 1995).

10(B)(1)1      Lease Agreement-MSI Facility dated Feb. 3, 1987
               (Incorporated herein by reference to Exhibit 10(B)(2)1 to the
               Company's Form S-4, Registration No. 33-57506).

10(B)(1)2      Lease Amendment-MSI Facility dated February 5, 1991
               (Incorporated herein by reference to Exhibit 10(B)(2)2 to the
               Company's Form S-4, Registration No. 33-57506).

10(C)(1)1      Investment Agreement dated March 14, 1994 between the Company and TCI (Incorporated herein by reference to Exhibit  99.1 to the Company's Form 8-K/A dated March 14, 1994).

10(C)(1)2      Registration Rights Agreement dated March 14, 1994 between the
               Company and TCI ( Incorporated herein by reference to Exhibit
               99.2 to the Company's Form 8-K/A dated March 14, 1994).

10(C)(1)3      Promissory Note dated March 14, 1994 in the original principal amount of $4.6 million by the Company to TCI (Incorporated herein by reference to Exhibit 99.3 to Form 8-K/A dated March
               14, 1994).

10(C)(1)4      Stock Option Agreement dated October 12, 1994 by and between the
               Company and TCI granting preemptive rights stock options on account of employee stock options granted pursuant to Long-Term
               Incentive Compensation Program (Incorporated herein by reference to Exhibit 10(G)(1)4 to the Company's Form 10-K dated April 30,
               1995).

10(C)(1)5      Stock Option Agreement dated October 12, 1994 by and between the
               Company and TCI granting preemptive rights stock options on account of stock options granted to William H. Lambert
               (Incorporated herein by reference to Exhibit 10(G)(1)5 to the
               Company's Form 10-K dated April 30, 1995).

10(C)(1)6      Stock Option Agreement dated October 6, 1995 by and between the
               Company and TCI granting preemptive rights stock options on account of employee stock options granted pursuant to Long-Term
               Incentive Compensation Program (Filed herewith).

10(D)(1)1      The Company's Long-Term Incentive Compensation Program.
               This Exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of this report (Incorporated herein by reference to Exhibit 4 to the Company's Form S-8, Registration
               No. 33-85002).

10(D)(1)2      The Company's Directors Stock Option Plan.
               This Exhibit is a  management contract or compensatory plan or arrangement required to be filed as an exhibit to item 14(c) of this report (Incorporated herein by reference to Exhibit 4
               Registration No.33-84996).

10(E)          TSX/Texscan - Compagnie Generale de Travaux et D'Installations
               Electriques S.A. (Incorporated herein by reference to Exhibit 1 to the Company's Form 8-K dated June 2, 1994).

10(F)(1)1      Texas Commerce Bank - Revolving Promissory Note
               (Incorporated herein by reference to Exhibit 10(A)(1) to the
               Company's Form 10-Q dated Jan. 28, 1995).

10(F)(1)2      Texas Commerce Bank - Credit Agreement
               (Incorporated herein by reference to Exhibit 10(A)(2) to the
               Company's Form 10-Q dated Jan. 28, 1995).

10(F)(1)3      Texas Commerce Bank - Negative Pledge Agreement
               (Incorporated herein by reference to Exhibit 10(A)(3) to the
               Company's Form 10-Q dated Jan. 28, 1995).

10(F)(1)4      Texas Commerce Bank - Continuing Guaranty
               (Incorporated herein by reference to Exhibit 10(A)(4) to the
               Company's Form 10-Q dated Jan. 28, 1995).

10(F)(1)5      Texas Commerce Bank - Continuing Guaranty
               (Incorporated herein by reference to Exhibit 10(A)(5) to the
               Company's Form 10-Q dated Jan. 28, 1995.)

10(F)(1)6      Texas Commerce Bank - Guarantee
               (Incorporated herein by reference to Exhibit 10(A)(6) to the
               Company's Form 10-Q dated Jan. 28, 1995).

10(F)(1)7      Texas Commerce Bank - Security Agreement-Accounts
               (Incorporated herein by reference to Exhibit 10(A)(7) to the
               Company's Form 10-Q dated Jan. 28, 1995).

10(F)(1)8      Texas Commerce Bank - Security Agreement-Accounts
               (Incorporated herein by reference to Exhibit 10(A)(8) to the
               Company's Form 10-Q dated Jan. 28, 1995).

10(F)(1)9      Texas Commerce Bank - Charge Over Book Debts
               (Incorporated herein by reference to Exhibit 10(A)(9) to the
               Company's Form 10-Q dated Jan. 28, 1995).

10(F)(1)10     Texas Commerce Bank - First Amendment to Credit
               Agreement (Incorporated herein by reference to Exhibit 10(A)(1)
               to the Company's Form 10-Q dated October 28, 1995).

11             Statement re computation of Per Share Earnings
               (Filed herewith).

21             Subsidiaries of Registrant
               (Filed herewith).

23             Consent of KPMG Peat Marwick LLP
               (Filed herewith).

24(A)(1)       Power of Attorney, Talton R. Embry
               (Filed herewith).

24(A)(2)       Power of Attorney, J. C. Sparkman
               (Filed herewith).

24(A)(3)       Power of Attorney, Lewis Solomon
               (Filed herewith).

24(A)(4)       Power of Attorney, Larry Romrell
               (Filed herewith).

27             Financial Data Schedule
               (Filed herewith).