Form 10-Q
period 1996-07-27
TSX CORP
filed 1996-09-10
CIK 896560

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the period ended July 27, 1996.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _________ to _________.

                       Commission File number 001-11814.

                                TSX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Nevada                                                 74-2678034
- --------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  4849 N. Mesa, Suite 200
       El Paso, Texas                                               79912
- ----------------------------------------                        -------------
(Address of principal executive offices)                          (Zip Code)

                                (915) 533-4600
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code

                                Not Applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if change since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common stock, $.01 par value, 15,421,544 shares outstanding at August 30, 1996.

                                     INDEX

                         TSX CORPORATION AND SUBSIDIARY


PART I.      FINANCIAL INFORMATION                                                                                  PAGE NO.
Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets --
                 July 27, 1996 and April 30, 1996          . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

             Condensed Consolidated Statements of Operations --  . . . . . . . . . . . . . . . . . . . . . . . . . .    5
                 Three months ended July 27, 1996, and
                 July 29, 1995

             Condensed Consolidated Statements of Cash Flows --  . . . . . . . . . . . .    . . . . . . . . . . . . .   6
                 Three months ended July 27, 1996, and
                 July 29, 1995

             Notes to Condensed Consolidated Financial
                 Statements       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K  . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


SIGNATURES        . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

TSX CORPORATION AND SUBSIDIARY


                                                                July 27, 1996                April 30, 1996
                                                            --------------------         ---------------------
                                                                        (Expressed in Thousands)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $ 28,368                      21,688
    Trade and other receivables, less allowances--
         $341 at July 27, 1996 and
         $335 at April 30, 1996                                       13,585                      19,645
    Inventories, net                                                  14,408                      12,041
    Other current assets                                                 878                         853
    Deferred income tax, net                                             950                         959
                                                                    --------                    --------

         TOTAL CURRENT ASSETS                                         58,189                      55,186


PROPERTY, PLANT AND EQUIPMENT, Net                                     9,547                       9,192
DEFERRED INCOME TAX, Net                                               4,008                       3,813
OTHER ASSETS, Net                                                        881                         886

                                                                    --------                    --------
                                                                    $ 72,625                      69,077
                                                                    ========                    ========




See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

TSX CORPORATION AND SUBSIDIARY

                                                                July 27, 1996                April 30, 1996
                                                             -------------------         ---------------------
                                                                       (Expressed in Thousands,
                                                                          Except Share Data)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                $  4,518                       3,545
    Warranty reserve                                                     122                         169
    Accrued expenses:
         Salaries, wages and commissions                               1,112                       1,730
         Taxes payable                                                 2,646                       3,841
         Restructure reserve                                             108                         108
         Deferred income tax, net                                      2,918                       2,336
         Other                                                         1,134                       1,431
                                                                    --------                    --------

    TOTAL CURRENT LIABILITIES                                         12,558                      13,160
    DEFERRED INCOME TAX, Net                                               0                           6
                                                                    --------                    --------
    TOTAL LIABILITIES                                                 12,558                      13,166

COMMITMENTS AND CONTINGENCIES                                              -                           -

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value,
         authorized 10,000,000 shares, none
         issued and outstanding                                            -                           -
    Common stock, $.01 par value,
         authorized 20,000,000 shares,
         15,421,544 issued and outstanding
           at July 27, 1996 and 15,350,615 at
           April 30, 1996                                                154                         154
    Additional paid-in capital                                        35,149                      34,487
    Retained earnings from December 11, 1987                          24,963                      21,469
    Cumulative Foreign Currency Adjustment                              (199)                       (199)
                                                                    --------                    --------

TOTAL STOCKHOLDERS' EQUITY                                            60,067                      55,911
                                                                    --------                    --------

                                                                    $ 72,625                      69,077
                                                                    ========                    ========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

TSX CORPORATION AND SUBSIDIARY

                                                                          Three Months Ended
                                                                  July 27, '96               July 29, '95
                                                                 -------------               ------------
                                                                          (Expressed in Thousands,
                                                                              Except Share Data)
Net sales                                                           $ 21,173                      20,327
Cost of sales                                                         11,659                      11,261
                                                                  ----------                  ----------
Gross profit                                                           9,514                       9,066

Engineering, research and
  development  expense                                                   937                         739
Selling and administrative expense                                     4,254                       3,624
                                                                  ----------                  ----------

INCOME FROM OPERATIONS                                                 4,323                       4,703
Interest income                                                          241                          80
Other income, net of other expense                                        36                           9
Foreign currency exchange gain                                            11                          32
                                                                  ----------                  ----------

   INCOME BEFORE PROVISION
      FOR INCOME TAXES                                                 4,611                       4,824
Provision for income taxes                                             1,115                       1,622
                                                                  ----------                  ----------

     NET INCOME                                                   $    3,496                       3,202
                                                                  ==========                  ==========


Net Income per share                                              $     0.22                        0.20
                                                                  ==========                  ==========
Weighted average shares and common
    stock equivalents outstanding                                 16,177,035                  16,021,047
                                                                  ==========                  ==========



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

TSX CORPORATION AND SUBSIDIARY

                                                                             Three Months Ended
                                                                     July 27, 1996           July 29, 1995
                                                                  ------------------       -----------------
                                                                            (Expressed in Thousands)
OPERATING ACTIVITIES
Net income                                                             $    3,496               3,202
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                             418                 357
    Charge in lieu of income tax and benefit from
       exercise of stock options and warrants                                 316               1,812
    Loss on sale of property, plant and equipment                               8                 ---
    Provision for losses on accounts receivable                                 6                   9
    Foreign currency exchange gain                                            (11)                (32)
    Net change in deferred income taxes net of
       changes in the reserve                                                 390                 ---
    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                              6,065              (2,595)
    Increase in inventories and other current assets                       (2,381)             (3,241)
    (Increase) decrease in other assets                                         5                  (1)
    Increase (decrease) in accounts payable and
       accrued expenses                                                    (1,502)              1,930
                                                                        ---------           ---------
    Net cash provided by operating activities                               6,810               1,441

INVESTING ACTIVITIES
    Purchases of property, plant, and equipment                              (782)             (1,054)
                                                                        ---------           ---------
    Net cash and cash equivalents used by investing activities               (782)             (1,054)

FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                    662                 688
                                                                        ---------           ---------
    Net cash and cash equivalents provided by financing activities            662                 688
Effect of exchange rate changes on cash and cash equivalents                  (10)               (152)
                                                                        ---------           ---------
    Increase  in cash and cash equivalents                                  6,680                 923
    Cash and cash equivalents at beginning of period                       21,688               7,294
                                                                        ---------           ---------
    Cash and cash equivalents at end of period                          $  28,368               8,217
                                                                        =========           =========



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TSX CORPORATION AND SUBSIDIARY

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 1996.

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                                    July 27, 1996          April 30, 1996
                                   ---------------        ----------------
                                             (Expressed in Thousands)
Raw Materials                           $ 9,396                       7,946
Work in process                           3,003                       2,453
Finished Goods                            4,837                       4,336
                                        -------                     -------
                                         17,236                      14,735
Reserves                                 (2,828)                     (2,694)
                                        -------                     -------

                                        $14,408                      12,041
                                        =======                     =======

Inventory reserves have been provided for excess inventory, obsolete inventory and differences between inventory cost and its net realizable value.

NOTE C -- INCOME TAXES

As of July 27, 1996, net deferred tax assets were comprised of a realizable net current and net noncurrent deferred tax asset of $1.0 million and $4.0 million, respectively, and fully reserved deferred tax assets of $4.8 million, which principally related to U.S. federal and state net operating loss carryforwards. In accordance with the provisions of FAS No. 109, a valuation allowance of $4.8 million at July 27, 1996 was deemed adequate for these and other items which were not considered probable of realization. The Company will continue to review the deferred tax valuation allowance on a quarterly basis and make adjustments as appropriate.

TSX CORPORATION AND SUBSIDIARY

Effective with the second quarter of fiscal 1997, the Company established a
different tax structure with a low tax jurisdiction advantage.   Based on this
new tax structure, the Company expects to be subject to a 20% effective tax
rate in the second quarter and thereafter.   As a result, the Company lowered
its first quarter effective tax rate from approximately 36% to 22% which represents a weighted average of the expected effective tax rate for fiscal year 1997. This lower effective tax rate of 22% had the effect of increasing first quarter net income $0.7 million or $0.04 per share.

NOTE D -- STOCKHOLDERS' EQUITY

On June 5, 1996 the Company announced a three-for-two stock split of its common stock to be effected in the form of a 50% stock dividend. The stock dividend was distributed on July 18, 1996 to stockholders of record at the close of
business on June 28, 1996.   All share and per share amounts reported in this
report have been adjusted to reflect the effect of the three-for-two stock split.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

TSX CORPORATION AND SUBSIDIARY

NET SALES

For the quarter ended July 27, 1996, international demand for the Company's cable television (CATV) fiber and radio frequency (RF) distribution segment's products helped cause a 4% ($0.8 million) and 10% ($0.02) increase in consolidated net sales and earnings per share, respectively, compared to the prior year. Current quarter net sales to customers for CATV systems outside the United States improved 66% ($2.7 million) over the prior year. This international demand was responsible for the CATV fiber and RF distribution segment's net sales increase of 18% ($3.0 million) over the prior year.

In contrast, the Company's advertising insertion segment posted significant declines of 69% ($2.2 million) and 231% ($1.7 million) in net sales and income from operations, respectively, versus the prior year. This segment's operating results continue to be impacted by the poor performance of its digital advertising insertion product. Technology problems in this digital product prompted one customer to return one system during the first quarter.
Management is examining its strategic options with regard to the advertising insertion segment.

Consolidated quarter end backlog of $22.3 million declined $1.8 million from fiscal 1996 year-end on reduced domestic order input.

GROSS PROFITS

Consolidated gross profit of 45% for the current quarter remained unchanged from the prior year on the strength of the CATV fiber and RF distribution segment's improved gross profit of 47% versus prior year 44%. This segment's gross profit percentage improvement, which was attributable to volume efficiencies and a higher sales mix of more profitable CATV fiber optic products, offset the advertising insertion segment's gross profit percentage
reduction of 46 percentage points from the prior year.   During the current
quarter, advertising insertion segment gross profit percentage declined significantly due to the digital ad insertion system return mentioned above and related additional expenses.

OPERATING PROFITS

Consolidated engineering, selling and administrative expenses of 25% ($5.2 million) of net sales for the quarter increased from 21% ($4.4 million) for the prior year quarter, due to additional spending in engineering and selling in support of increased volume. Consolidated operating profit for the quarter was $4.3 million, a decrease of $0.4 million from the operating profit of $4.7 million reported in the prior year. The reduction in operating profit was due to increased engineering and selling expenses discussed above.

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - CONTINUED

TSX CORPORATION AND SUBSIDIARY

OTHER INCOME/EXPENSES

Due to the strengthening of the U.S. dollar in relation to the Mexican peso and weakening of the U.S. dollar in relation to the British pound, the Company's foreign operations experienced an exchange gain of less than $0.1 million for both the three month period ended July 27, 1996, and for the same period a year earlier. The Company's foreign operations render the Company susceptible to gains and losses from currency exchange rate fluctuations. The Company anticipates that it will continue to be susceptible to such gains and losses for the foreseeable future.

INCOME TAXES

Under Financial Accounting Standards No. 109 (FAS No. 109), the Company has recorded deferred tax assets for the expected future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes, but that are expected to be deductible for tax
purposes in a future period, to the extent they are considered realizable.   In
accordance with the provisions of FAS No. 109, a valuation allowance of $4.8 million at July 27, 1996 was deemed adequate for various net operating loss carryforwards and other items which were not considered probable of realization. The Company will continue to review the deferred tax valuation allowance on a quarterly basis and make adjustments as appropriate.

Effective with the second quarter of fiscal 1997, the Company established a
different tax structure with a low tax jurisdiction advantage.   Based on this
new tax structure, the Company expects to be subject to a 20% effective tax
rate in the second quarter and thereafter.   As a result, the Company lowered
its first quarter effective tax rate from approximately 36% to 22% which represents a weighted average of the expected effective tax rate for fiscal year 1997. This lower effective tax rate of 22% had the effect of increasing first quarter net income $0.7 million or $0.04 per share.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended July 27, 1996, consolidated cash of $28.4 million and working capital of $45.6 million increased $6.7 million and $3.6 million,
respectively, from fiscal 1996 year-end.   Cash provided by operating
activities and sale of common stock, in connection with options exercised were largely responsible for increased cash. Working capital increased primarily due to increased cash.

The Company had a bank Revolving Credit Agreement (the "Credit Agreement") which expired August 31, 1996. The Credit Agreement permitted borrowings of up to $9.0 million, bearing interest at a minimum floating rate of prime to a maximum of prime plus 0.5% determined by the Company's debt to tangible net worth ratio, secured under a borrowing base formula by the Company's inventory and accounts receivable. The Credit

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - CONTINUED

TSX CORPORATION AND SUBSIDIARY

Agreement contained various covenants and conditions which are customary in transactions of this type and which, in particular, prohibit the purchase or redemption of the Company's common stock or the payment of dividends or any other distributions to stockholders; prohibit debt-financed acquisitions without the prior consent of the bank, unless the debt is subordinated to indebtedness to the bank, or acquisition in which the Company is not the surviving entity; and provide for certain minimum net worth and financial ratio
requirements.   The Company was in compliance with such covenants at July 27,
1996 and has to date made no borrowings whatsoever under the Credit Agreement. The Company is currently negotiating a one year extension of the Credit Agreement on substantially the same terms and believes the extension will be obtained although the bank is not committed to do so.

Management believes it has adequate cash to meet its operating needs through April 30, 1997 and will continue to be able to obtain borrowing necessary to meet its future cash needs should it continue to operate profitably.

During the three months ended July 27, 1996 and the last five fiscal years, the Company has not paid dividends. Future dividend payments by TSX must be funded from the proceeds of dividends paid to TSX by its Texscan subsidiary or subsidiaries acquired in the future. It is the present policy of TSX's Board of Directors to retain any future earnings of TSX to finance development of TSX's business and/or to retire any future debt. No dividend payments are anticipated within the foreseeable future.

The Company has no commitments for capital expenditures for amounts which are not comparable to commitments made in prior year periods in the ordinary course of business.

TSX CORPORATION AND SUBSIDIARY

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The following exhibits are filed as part of this report:

Exhibit No.          Exhibit Description                  Method of Filing
- ----------           -------------------                  ----------------
11                   Statement re Computation             Submitted herein
                     of Per Share Earnings
27                   Financial Data Schedule              Submitted herein


(b)      Reports on Form 8-K

During the quarter for which this report is filed, the Registrant filed one report on form 8-K dated June 5, 1996 which reported the declaration of a three-for-two stock split of the Company's common stock by the Board of Directors. The split will be in the form of a stock dividend of one share of the authorized but unissued common stock for each two shares of the issued and
outstanding common stock.   The stock dividend was distributed on July 18, 1996
to stockholders of record at the close of business on June 28, 1996.

No financial statements were filed as part of such Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     TSX Corporation
                                            -----------------------------------
                                                       (Registrant)





Date September 9, 1996                      /s/ Harold C. Tamburro
     --------------------                   -----------------------------------
                                            Harold C. Tamburro,
                                            Duly Authorized Officer
                                            Vice President, Secretary and
                                            Chief Financial Officer

                                EXHIBIT INDEX



    EXHIBIT NO.                       DESCRIPTION
    -----------                       -----------
        11                     Statement re Computation of Per Share Earnings

        27                     Financial Data Schedule
