Form 10-Q
period 1996-10-26
TSX CORP
filed 1996-12-10
CIK 896560

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.  For the quarterly period ended October 26, 1996.

                                                            or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the transition period from _________ to ________.

                      Commission File Number 001-11814.

                               TSX CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Nevada                                            74-2678034
-------------------------------------                       --------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   4849 N. Mesa, Suite 200
        El Paso, Texas                                             79912
----------------------------------                         ---------------------
(Address of principal executive offices)                         (Zip Code)

                               (915) 533-4600
--------------------------------------------------------------------------------
             Registrant's telephone number, including area code


                               Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if change since last report


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

Common stock, $.01 par value, 15,423,686 shares outstanding at December 3, 1996.

                                    INDEX

                       TSX CORPORATION AND SUBSIDIARY

                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- . . . . . . . . . . . . .   3
             October 26, 1996 and April 30, 1996

         Condensed Consolidated Statements of Operations -- . . . . . . . .   5
             Three months ended October 26, 1996 and
             October 28, 1995; and Six months ended
             October 26, 1996 and October 28, 1995

         Condensed Consolidated Statements of Cash Flows -- . . . . . . . .   6
             Six months ended October 26, 1996 and
             October 28, 1995

         Notes to Condensed Consolidated Financial Statements . . . . . . .   7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. . . . . . . . . . .  10


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . .  14

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .  15


SIGNATURES . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . .  18

PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS

TSX CORPORATION AND SUBSIDIARY


                                                                      Oct. 26, 1996
                                                                       (Unaudited)          Apr. 30, 1996
                                                                      -------------         -------------
                                                                            (Expressed in Thousands)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                            $ 26,894                   21,688
    Trade and other receivables, less allowances--
         $1,423 at Oct. 26, 1996 and
         $335 at Apr. 30, 1996                                             15,001                   19,645
    Inventories, net                                                       12,234                   12,041
    Other current assets                                                    1,636                      853
    Deferred income tax, net                                                1,633                      959
                                                                         --------                ---------

         TOTAL CURRENT ASSETS                                              57,398                   55,186


PROPERTY, PLANT AND EQUIPMENT, Net                                          9,807                    9,192

DEFERRED INCOME TAX, Net                                                    5,152                    3,813

OTHER ASSETS, Net                                                           1,116                      886





                                                                         --------                ---------
                                                                         $ 73,473                   69,077
                                                                         ========                =========





See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

TSX CORPORATION AND SUBSIDIARY

                                                                    Oct. 26, 1996
                                                                     (Unaudited)            Apr. 30, 1996
                                                                   ---------------          -------------
                                                                           (Expressed in Thousands,
                                                                              Except Share Data)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                      $ 3,520                    3,545
    Warranty reserve                                                          133                      169
    Accrued expenses:
         Salaries, wages and commissions                                    1,460                    1,730
         Taxes payable                                                      2,777                    3,841
         Restructure reserve                                                    0                      108
         Deferred income tax, net                                           3,041                    2,336
         Other                                                              2,289                    1,431
                                                                         --------                 --------

    TOTAL CURRENT LIABILITIES                                              13,220                   13,160

    DEFERRED INCOME TAX, Net                                                    0                        6
                                                                         --------                 --------

    TOTAL LIABILITY                                                        13,220                   13,166

COMMITMENTS AND CONTINGENCIES                                                   -                        -

STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value,
         authorized 10,000,000 shares, none
         issued and outstanding                                                 -                        -
    Common stock, $.01 par value,
         authorized 50,000,000 shares,
         15,423,666 issued and outstanding
           at Oct. 26, 1996 and 15,350,615 at
           April 30, 1996                                                     154                      154
    Additional paid-in capital                                             35,368                   34,487
    Retained earnings from December 11, 1987                               24,930                   21,469
    Cumulative Foreign Currency Adjustment                                   (199)                    (199)
                                                                         --------                 --------

TOTAL STOCKHOLDERS' EQUITY                                                 60,253                   55,911

                                                                         --------                 --------
                                                                         $ 73,473                   69,077
                                                                         ========                 ========


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

TSX CORPORATION AND SUBSIDIARY

                                                      Three Months Ended                        Six Months Ended
                                                   Oct. 26, '96      Oct. 28, '95         Oct. 26, '96      Oct. 28, '95
                                                   ------------      ------------         ------------      ------------
                                                               (Expressed in Thousands, Except Average Share
                                                                            and Per Share Data)
Net sales                                          $   20,207             23,998               41,380            44,325
Cost of sales                                          13,510             13,551               25,169            24,812
                                                   ----------         ----------           ----------        ----------
Gross profit                                            6,697             10,447               16,211            19,513

Engineering, research and
  development  expense                                    884                951                1,821             1,690
Selling and administrative expense                      4,250              3,562                8,504             7,186
Unusual items of expense                                2,109                  0                2,109                 0
                                                   ----------         ----------           ----------        ----------

INCOME (LOSS) FROM OPERATIONS                            (546)             5,934                3,777            10,637
Interest income                                           351                 95                  592               175
Net other income (expense)                                (26)                13                   10                22
Foreign currency exchange gain (loss)                      29                (24)                  40                 8
                                                   ----------         ----------           ----------        ----------

   INCOME BEFORE PROVISION (CREDIT)
     FOR INCOME TAXES                                    (192)             6,018                4,419            10,842
Provision (credit) for income taxes                      (157)             2,284                  958             3,906
                                                   ----------         ----------           ----------        ----------

     NET INCOME (LOSS)                             $      (35)             3,734                3,461             6,936
                                                   ==========         ==========           ==========        ==========



Net Income per share                               $      ---                .23                  .22               .43
                                                   ==========         ==========           ==========        ==========

Weighted average shares and common
    stock equivalents outstanding                  15,422,811         16,062,458           16,064,726        16,041,752
                                                   ==========         ==========           ==========        ==========







See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

TSX CORPORATION AND SUBSIDIARY

                                                                                      Six Months Ended
                                                                               Oct. 26, 1996        Oct. 28, 1995
                                                                               -------------        -------------
                                                                                     (Expressed in Thousands)

OPERATING ACTIVITIES
Net income                                                                         $   3,461              6,936
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                                                      1,294                631
    Net tax benefit from exercise of stock options and warrants                          220              3,707
    Loss on sale of property, plant and equipment                                          8                ---
    Provision for losses on accounts receivable                                        1,088                 12
    Foreign currency exchange (gain) loss                                                (40)                (8)
    Net change in deferred income taxes net of changes in the reserve                 (1,314)               ---
    Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                         3,581               (358)
    Increase in inventories and prepaids                                                (971)            (3,921)
    Increase in other assets                                                            (230)               (14)
    Decrease in accounts payable and accrued expenses                                   (653)              (600)
                                                                                   ---------           --------
    Net cash provided by operating activities                                          6,444              6,385

INVESTING ACTIVITIES
    Purchases of property, plant, and equipment                                       (1,901)            (2,075)
                                                                                   ---------           --------
    Net cash and cash equivalents used by investing activities                        (1,901)            (2,075)

FINANCING ACTIVITIES
    Proceeds from sale of common stock                                                   661              1,444
                                                                                   ---------           --------
    Net cash and cash equivalents provided by financing activities                       661              1,444
Effect of exchange rate changes on cash and cash equivalents                               2                 48
                                                                                   ---------           --------
    Increase  in cash and cash equivalents                                             5,206              5,802
    Cash and cash equivalents at beginning of period                                  21,688              7,294
                                                                                   ---------           --------
    Cash and cash equivalents at end of period                                     $  26,894             13,096
                                                                                   =========           ========





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

NOTE B -- INVENTORIES

The components of inventory consist of the following:

                            Oct. 26, 1996              Apr. 30, 1996
                            -------------              -------------
                                  (Expressed in Thousands)
Raw Materials                   $ 10,096                      7,946
Work in process                    2,500                      2,453
Finished Goods                     4,224                      4,336
                                --------                     ------
                                  16,820                     14,735
Reserves                          (4,586)                    (2,694)
                                --------                     ------
                                $ 12,234                     12,041
                                ========                     ======

Inventory reserves have been provided for excess inventory, obsolete inventory and differences between inventory cost and its net realizable value. Inventory reserves increased from April 30, 1996, largely due to the Company's downsizing activities described in Note E.

NOTE C -- INCOME TAXES

As of October 26, 1996, net deferred tax assets were comprised of a realizable net current and net noncurrent deferred tax asset of $1.6 million and $5.2 million, respectively, and fully reserved deferred tax assets of $4.9 million, which principally related to U.S. federal and state net operating loss carryforwards. Increases in realizable net deferred tax assets from April 30, 1996 were largely due to the Company's downsizing activities described in Note E.

In accordance with the provisions of FAS No. 109, a valuation allowance of $4.9 million at October 26, 1996 was deemed adequate for these and other items which were not considered probable of realization. The Company will continue to review the deferred tax valuation allowance on a quarterly basis and make adjustments as appropriate.

TSX CORPORATION AND SUBSIDIARY

Effective with the second quarter of fiscal 1997, the Company established a different tax structure with a low tax jurisdiction advantage. Based on this new tax structure, the Company expects to be subject to a 20% effective tax rate in the second quarter and thereafter. As of the first quarter, the Company lowered its effective tax rate from approximately 36% to 22% which represents a weighted average of the expected effective tax rate for fiscal year 1997.

NOTE D -- STOCKHOLDERS' EQUITY

On June 5, 1996, the Company announced a three-for-two stock split of its common stock to be effected in the form of a 50% stock dividend. The stock dividend was distributed on July 18, 1996 to stockholders of record at the close of business on June 28, 1996. All share and per share amounts reported in this report have been adjusted to reflect the effect of the three-for-two stock split.

NOTE E -- UNUSUAL ITEMS OF EXPENSE

During the second quarter of fiscal 1997, the Company recorded a one-time charge of $3.6 million to effect the downsizing of the Company's advertising insertion segment. The second quarter provision was established to: a) write-down inventories, trade receivables and fixed assets related to the advertising insertion segment -- $1.5 million, $1.1 million and $0.3 million, respectively; and b) accrue for severance and other related costs -- $0.4 million and $0.3 million, respectively. Of the $3.6 million, $2.1 million was reported as unusual items of expense, while $1.5 million related to write-down of advertising insertion segment inventories was reflected as cost of sales.

Management determined that the downsizing was necessary due to the poor performance of this segment's digital advertising insertion product line and the substantial resources that would have been required to ensure the continued marketability of this product line. The Company has focused its future efforts on providing on-going support and service for the segment's customer base. Additionally, the Company will continue to accept orders for various other product lines of this segment.

During the third quarter, the Company began to implement the downsizing which is to be completed by December 30, 1996.

NOTE F -- SUBSEQUENT EVENT

On October 28, 1996, TSX Corporation, a Nevada corporation ("Registrant"), ANTEC Corporation, a Delaware corporation ("ANTEC"), and TSX Acquisition Corporation, a newly formed Nevada corporation and wholly-owned subsidiary of ANTEC ("Merger Sub"), entered into a Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Registrant, each share of common stock of Registrant will be converted into the right to receive one share of common stock of ANTEC, and Registrant will become a wholly-owned subsidiary of ANTEC. Consummation of the merger, which is expected to occur in early 1997, is subject to the receipt of required regulatory and shareholder approvals and the satisfaction of other terms and conditions set forth in the Merger Agreement. Tele-Communications, Inc., which owns approximately 40%

TSX CORPORATION AND SUBSIDIARY

of Registrant's outstanding shares of common stock, and Anixter International Inc., which owns approximately 31% of ANTEC's outstanding shares of common stock, have entered Voting Agreements to vote, subject to certain conditions, their shares in favor of the merger.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

TSX CORPORATION AND SUBSIDIARY

NET SALES

For the quarter and six months ended October 26, 1996, consolidated net sales declined 16% ($3.8 million) and 7% ($2.9 million), respectively, as compared to prior year. Domestic demand for the Company's cable television (CATV) distribution and advertising insertion products was responsible for the decline. In contrast, international demand for the Company's core CATV fiber and radio frequency (RF) distribution segment's products was strong and accounted for 66% of quarter and 49% of year-to-date net sales, versus 38% and 32%, respectively, for the prior year periods. Worldwide, net sales for the CATV fiber and RF distribution segment declined 10% ($2.1 million), versus prior year quarter, but remained 2% ($0.9 million) ahead of the prior year six-month period.

The Company's advertising insertion segment continued to record significant net sales declines for the quarter and six- month periods of 63% ($1.7 million) and 66% ($3.8 million), respectively, compared to prior year. Due to the poor performance of this segment's digital advertising insertion product line and the substantial resources that would have been required to ensure continued marketability of this product line, management decided to downsize this segment. A one-time charge to effect the downsizing was recorded in the second quarter and is discussed below in "Unusual and Other Income/Expenses".

Second quarter consolidated order input increased 30% ($5.8 million) from fiscal 1997 first quarter on increased domestic order input received late in the quarter. As a result, backlog at second quarter end increased 22% to $27.3 million from fiscal 1997 first quarter end.

GROSS PROFITS

Consolidated gross profit percentage for the second quarter and six-month periods declined 25% and 11% from prior year gross profit percentage of 44% principally due to the $1.5 million inventory write-down included in the one-time advertising insertion segment downsizing charge, discussed below in "Unusual and Other Income/Expense." Additionally, the advertising insertion segment experienced declines of 7% and 57% in gross profit percentage for the second quarter and six-month periods, respectively, as compared to prior year. Excluding the impact of the one-time charge and lower advertising insertion segment gross profit percentage, the Company would have reported second quarter and year-to-date gross profit of 41% and 44%, respectively, which includes the effect of core CATV fiber and RF distribution segment reduced volume efficiencies and fiber optic sales mix.

INCOME (LOSS) FROM OPERATIONS

Consolidated engineering, selling and administrative expenses of 25% of second quarter and six-month net sales increased from 19% and 20%, respectively, for the prior year

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - CONTINUED

TSX CORPORATION AND SUBSIDIARY

periods, primarily on increased spending in sales and marketing and engineering. These spending levels were in support of core business product development and expected future growth.

Consolidated operating profit(loss) of ($0.5 million) for the quarter, and $3.8 million for the six-month period, changed significantly from the prior year quarter of $5.9 million and six-month period of $10.6 million. Second quarter operating loss and reduced six-month period operating profit was impacted by the decline in net sales and gross margin, and increase in sales and marketing and engineering expenses discussed above. In addition, in the second quarter, the Company recorded a downsizing charge of $3.6 million, which is discussed below in "Unusual and Other Income/Expenses".

UNUSUAL AND OTHER INCOME/EXPENSES

There were no unusual items of expense recorded in fiscal 1996.

In the second quarter ended October 26, 1996, the Company recorded a one-time charge of $3.6 million (or $0.18 per share) to effect the downsizing of the Company's advertising insertion segment. The downsizing charge included the write-down of certain assets, expected costs of work force reductions and other related costs. Write-down of inventories accounted for $1.5 million of the charge and was recorded as cost of sales.

Management determined that the downsizing was necessary due to the poor performance of this segment's digital advertising insertion product line and the substantial resources that would have been required to ensure the continued marketability of this product line. The Company has focused its future efforts on providing on-going support and service for the segment's customer base. Additionally, the Company will continue to accept orders for various other product lines of this segment.

During the third quarter, the Company began to implement the downsizing which is to be completed by December 30, 1996.

Due to the strengthening of the U.S. dollar in relation to the Mexican peso, and weakening of the U.S. dollar in relation to the British pound, the Company's foreign operations experienced an exchange gain of less than $0.1 million for both the second quarter and six-month period, compared to a loss of less than $0.1 million and a gain of less than $0.1 million, respectively, for the same periods a year earlier. The Company's foreign operations render the Company susceptible to gains and losses from currency exchange rate fluctuations. The Company anticipates that it will continue to be susceptible to such gains and losses for the foreseeable future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - CONTINUED

TSX CORPORATION AND SUBSIDIARY

INCOME TAXES

Under Financial Accounting Standards No. 109 (FAS No. 109), the Company has recorded net deferred tax assets for the expected future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes, but that are expected to be deductible for tax purposes in a future period, to the extent they are considered realizable. In accordance with the provisions of FAS No. 109, a valuation allowance of $4.9 million at October 26, 1996 was deemed adequate for various net operating loss carryforwards and other items which were not considered probable of realization. The Company will continue to review the deferred tax valuation allowance on a quarterly basis and make adjustments as appropriate.

Effective with the second quarter of fiscal 1997, the Company established a
different tax structure with a low tax jurisdiction advantage.   Based on this
new tax structure, the Company expects to be subject to a 20% effective tax
rate in the second quarter and thereafter.   As of the first quarter, the
Company lowered its effective tax rate from approximately 36% to 22% which represents a weighted average of the expected effective tax rate for fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended October 26, 1996, consolidated cash of $26.9 million and working capital of $44.2 million increased $5.2 million and $2.2 million,
respectively, from fiscal 1996 year-end.   Cash provided by operating
activities and sale of common stock, in connection with options exercised were largely responsible for increased cash. Working capital increased primarily due to increased cash.

The Company had a bank Revolving Credit Agreement (the "Credit Agreement") which expired August 31, 1996. The Credit Agreement permitted borrowings of up to $9.0 million. The Company did not seek to extend or replace the Credit Agreement because management does not believe it is necessary at the present time.

Management believes it has adequate cash to meet its operating needs in the foreseeable future and will be able to obtain borrowing necessary to meet its cash needs.

During the six months ended October 26, 1996 and the last five fiscal years, the Company has not paid dividends. Future dividend payments by TSX must be funded from the proceeds of dividends paid to TSX by its Texscan subsidiary or subsidiaries acquired in the future. It is the present policy of TSX's Board of Directors to retain any future earnings of TSX to finance development of TSX's business and/or to retire any future debt. No dividend payments are anticipated within the foreseeable future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - CONTINUED

TSX CORPORATION AND SUBSIDIARY

The Company has no commitments for capital expenditures for amounts which are not comparable to commitments made in prior year periods in the ordinary course of business.

PART II.   OTHER INFORMATION

TSX CORPORATION AND SUBSIDIARY

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of shareholders on September 26, 1996.

(c) At the annual meeting, shareholders voted upon the matters set forth below:

         (i)     Election of one director
         (ii)    Increase in authorized shares of common stock
         (iii) Approval of KPMG Peat Marwick LLP as the independent auditors of the Company
         (iv) Increase the number of shares available for awards under the Company's Long-Term Incentive Compensation Program (the "Program")

The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter and nominee for office were as follows:

                                                                                                 Broker
                                            For              Against           Abstain          Non-Votes
                                            ---              -------           -------          ---------
 Larry E. Romrell                        12,778,204          156,373             ---                ---

 Increase in authorized shares of        11,269,538        4,001,383            18,370              ---
 common stock
 KPMG Peat Marwick LLP                   12,918,633           12,750            3,194               ---

 Increase in shares
 for the Program                         10,662,359        2,071,269           26,068            2,537,293


ITEM 5.   OTHER INFORMATION

Plan of Merger

On October 28, 1996, TSX Corporation, a Nevada corporation ("Registrant"), ANTEC Corporation, a Delaware corporation ("ANTEC"), and TSX Acquisition Corporation, a newly formed Nevada corporation and wholly-owned subsidiary of ANTEC ("Merger Sub"), entered into a Plan of Merger (the "Merger Agreement"), pursuant to which Merger Sub will merge with and into Registrant, each share of common stock of Registrant will be converted into the right to receive one share of common stock of ANTEC, and Registrant will become a wholly-owned subsidiary of ANTEC. Consummation of the merger, which is expected to occur in early 1997, is subject to the receipt of required regulatory and shareholder approvals and the satisfaction of other terms and conditions set forth in the Merger Agreement. Tele-Communications, Inc., which owns approximately 40% of Registrant's outstanding shares of common stock, and Anixter International Inc., which owns approximately 31% of ANTEC's outstanding shares of common stock, have entered Voting Agreements to vote, subject to certain conditions, their shares in favor of the merger. A copy of the Merger Agreement and such Voting Agreements are listed as exhibits at Item 6 below.

Employment and Termination Agreements

The three members of TSX's senior management, William Lambert, George Fletcher and Harold Tamburro, all had employment agreements with TSX providing them with certain benefits in the event of a "change in control" of TSX. In general, these benefits included the right to receive (a) the cash value of unexercised stock options and (b) a payment by TSX, upon termination of employment by the employee following a reduction in responsibilities by TSX or a termination of employment by TSX for other than for cause, in an amount equal to twice the annual salary and annual cash incentive compensation of the employee. The payment of cash with respect to the value of unexercised stock options is not permitted in a transaction that will be accounted for as a pooling. As a result, TSX asked each of these three employees to waive his right to receive that cash. In addition, ANTEC and TSX proposed a continuation of Messrs. Lambert's and Fletcher's employment following the completion of the merger or, in the alternative, a consulting arrangement pursuant to which they would assist the combined enterprise at least during the transition period following the completion of the merger. (A continuation of Mr. Tamburro's employment was not proposed due to the desire to achieve administrative savings following the completion of the merger.)


Messrs. Lambert and Fletcher chose to remain as employees, and the employment agreements with Messrs. Lambert and Fletcher have been amended so that they provide for the waiver of the right to receive the cash value of options and for the continued employment by TSX, for nine months in the case of Mr. Lambert and for two years in the case of Mr. Fletcher, at their current salaries.
They do not provide for any incentive compensation during those periods. In addition, they provide for the payment by TSX of the change in control payments to which they would be entitled if their employment were not continued, $1,262,567 in the case of Mr. Lambert, and $661,466 in the case of Mr. Fletcher, together with interest, upon the ultimate termination of their respective employment. Mr. Lambert's employment agreement grants certain registration rights to him with respect to TSX stock issuable upon the exercise of options to purchase 600,000 shares and such registration rights will also be applicable to ANTEC shares purchased upon exercise of the options after the completion of the merger.

Mr. Tamburro, because of disagreement regarding the amount to be received upon the termination of his employment following the completion of the merger, chose to exercise his rights under his employment agreement to resign effective November 18, 1996. At that time he was paid the severance benefits provided by his employment agreement, and it was agreed that his stock options would be converted into options for ANTEC stock upon the consummation of the merger in lieu of any cash payments thereof.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          The following exhibits are filed as part of this report:

Exhibit No.    Exhibit Description                                  Method of Filing
-----------    -------------------                                  ----------------
 2             Plan of Merger among ANTEC Corporation, TSX          Incorporated herein by
               Corporation and TSX Acquisition Corporation, dated   reference to Exhibit 2 to
               October 28, 1996.                                    the Company's Form 8-K
                                                                    dated October 28, 1996

Exhibit No.    Exhibit Description                                  Method of Filing
-----------    -------------------                                  ----------------
3.1            Articles of Incorporation.                           Incorporated herein by
                                                                    reference to Exhibit 3(A)
                                                                    to the Company's Form 10-K
                                                                    for the fiscal year ended
                                                                    April 30, 1994

3.2            Certificate of Amendment of Articles of              Submitted herein
               Incorporation.

3.3            Bylaws.                                              Incorporated herein by
                                                                    reference to Exhibit 3(B)
                                                                    to the Company's Form 10-K
                                                                    for the fiscal year ended
                                                                    April 30, 1994

10.1           Amendment dated November 15, 1996 to Stock Option    Submitted herein
               Agreement by and between the Company and
               TCI TSX, Inc. dated October 12, 1994, which
               granted preemptive rights stock options on account
               of employee stock options granted pursuant
               to Long-Term Incentive Compensation Program.

10.2           Amendment dated November 15, 1996 to Stock Option    Submitted herein
               Agreement by and between the Company and
               TCI TSX, Inc. dated October 12, 1994, which
               granted preemptive rights stock options on account
               of stock options granted to William H. Lambert.

10.3           Amendment dated November 15, 1996 to Stock Option    Submitted herein
               Agreement by and between the Company and
               TCI TSX, Inc. dated October 6, 1995, which
               granted preemptive rights stock options on account
               of employee stock options granted pursuant to
               Long-Term Incentive Compensation Program.

10.4           Stock Option Agreement dated November 15, 1996 by    Submitted herein
               and between the Company and TCI TSX, Inc. granting
               preemptive rights stock options to TCI TSX, Inc.
               on account of employee stock options granted
               pursuant to Long-Term Incentive Compensation
               Program.

Exhibit No.    Exhibit Description                                  Method of Filing
-----------    -------------------                                  ----------------
10.5           Amendment dated October 28, 1996 to Employment       Submitted herein
               Agreement with William H. Lambert dated May 1,
               1995.

10.6           Amendment dated October 28, 1996 to Employment       Submitted herein
               Agreement with George Fletcher dated May 1, 1995.

10.7           Amendment and Termination dated November 18, 1996    Submitted herein
               of Employment Agreement with Harold C. Tamburro
               dated May 1, 1995.


10.8           Second Amended and Restated Long-term Incentive      Incorporated by reference
               Compensation Plan                                    to Exhibit A to the
                                                                    Company's definitive
                                                                    Proxy Statement dated
                                                                    August 28, 1996, for the
                                                                    1996 Annual Meeting of
                                                                    its Stockholders

11             Statement re Computation                             Submitted herein
               of Per Share Earnings.

27             Financial Data Schedule.                             Submitted herein


99.1           Voting Agreement dated as of October 28, 1996,       Incorporated herein by
               between ANTEC Corporation and Tele-Communications,   reference to Exhibit 99.1
               Inc.                                                 to the Company's Form 8-K
                                                                    dated October 28, 1996

99.2           Voting agreement dated as of October 28, 1996,       Incorporated herein by
               between TSX Corporation and Anixter International    reference to Exhibit 99.2
               Inc.                                                 to the Company's Form 8-K
                                                                    dated October 28, 1996


(b)       Reports on Form 8-K

          During the quarter for which this report is filed, the Registrant filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TSX Corporation
                                      ----------------------------
                                              (Registrant)





Date    December 10, 1996             /s/ Victor D. Gherson
     ----------------------           ----------------------------
                                      Victor D. Gherson,
                                      Duly Authorized Officer
                                      Vice President, Secretary and
                                      Chief Financial Officer

                              INDEX TO EXHIBITS



Exhibit No.    Exhibit Description                                  Method of Filing
-----------    -------------------                                  ----------------
2              Plan of Merger among ANTEC Corporation, TSX          Incorporated herein by
               Corporation and TSX Acquisition Corporation, dated   reference to Exhibit 2 to
               October 28, 1996.                                    the Company's Form 8-K
                                                                    dated October 28, 1996

3.1            Articles of Incorporation.                           Incorporated herein by
                                                                    reference to Exhibit 3(A)
                                                                    to the Company's Form 10-K
                                                                    for the fiscal year ended
                                                                    April 30, 1994

3.2            Certificate of Amendment of Articles of              Submitted herein
               Incorporation.

3.3            Bylaws.                                              Incorporated herein by
                                                                    reference to Exhibit 3(B)
                                                                    to the Company's Form 10-K
                                                                    for the fiscal year ended
                                                                    April 30, 1994

10.1           Amendment dated November 15, 1996 to Stock Option    Submitted herein
               Agreement by and between the Company and
               TCI TSX, Inc. dated October 12, 1994,
               which granted preemptive rights stock options on
               account of employee stock options granted pursuant
               to Long-Term Incentive Compensation Program.

10.2           Amendment dated November 15, 1996 to Stock Option    Submitted herein
               Agreement by and between the Company and
               TCI TSX, Inc. dated October 12, 1994,
               which granted preemptive rights stock options on
               account of stock options granted to William H.
               Lambert.

10.3           Amendment dated November 15, 1996 to Stock Option    Submitted herein
               Agreement by and between the Company and
               TCI TSX, Inc. dated October 6, 1995,
               which granted preemptive rights stock options on
               account of employee stock options granted pursuant
               to Long-Term Incentive Compensation Program.

10.4           Stock Option Agreement dated November 15, 1996 by    Submitted herein
               and between the Company and TCI TSX, Inc.
               granting preemptive rights stock options to
               TCI TSX, Inc. on account of employee stock options
               granted pursuant to Long-Term Incentive
               Compensation Program.

10.5           Amendment dated October 28, 1996 to Employment       Submitted herein
               Agreement with William H. Lambert dated May 1,
               1995.

10.6           Amendment dated October 28, 1996 to Employment       Submitted herein
               Agreement with George Fletcher dated May 1, 1995.

10.7           Amendment and Termination dated November 18, 1996    Submitted herein
               of Employment Agreement with Harold C. Tamburro
               dated May 1, 1995.


10.8           Second Amended and Restated Long-term Incentive      Incorporated by reference
               Compensation Plan                                    to Exhibit A to the
                                                                    Company's definitive
                                                                    Proxy Statement dated
                                                                    August 28, 1996, for the
                                                                    1996 Annual Meeting of
                                                                    its Stockholders

11             Statement re Computation                             Submitted herein
               of Per Share Earnings.

27             Financial Data Schedule.                             Submitted herein


99.1           Voting Agreement dated as of October 28, 1996,       Incorporated herein by
               between ANTEC Corporation and Tele-Communications,   reference to Exhibit 99.1
               Inc.                                                 to the Company's Form 8-K
                                                                    dated October 28, 1996

99.2           Voting agreement dated as of October 28, 1996,       Incorporated herein by
               between TSX Corporation and Anixter International    reference to Exhibit 99.2
               Inc.                                                 to the Company's Form 8-K
                                                                    dated October 28, 1996